Form 10-Q
period 1995-03-31
MCNEIL REAL ESTATE FUND XXII L P
filed 1995-05-15
CIK 758745

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the period ended      March 31, 1995
                           -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________ Commission file number 0-14268




                       MCNEIL REAL ESTATE FUND XXII, L.P.
- ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)





         California                                         33-0085680
- ----------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                              Identification No.)




             13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240
- ----------------------------------------------------------------------------
              (Address of principal executive offices) (Zip code)



Registrant's telephone number, including area code         (214) 448-5800
                                                     -----------------------



Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

                       MCNEIL REAL ESTATE FUND XXII, L.P.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
- ------  --------------------
                                 BALANCE SHEETS
                                  (Unaudited)

                                                                              March 31,          December 31,
                                                                                1995                1994
                                                                             ---------            ---------

ASSETS Real estate investments:
   Land.....................................................                $  380,414           $  380,414
   Buildings and improvements...............................                 9,586,787            9,579,406
                                                                             ---------            ---------
                                                                             9,967,201            9,959,820
   Less:  Accumulated depreciation and amortization.........                (4,417,666)          (4,327,711)
                                                                             ---------           ----------
                                                                             5,549,535            5,632,109

Asset held for sale.........................................                         -            4,393,157

Cash and cash equivalents ..................................                 1,369,042              589,211
Cash segregated for security deposits.......................                    94,816               87,838
Accounts receivable.........................................                     7,530              141,268
Escrow deposits.............................................                   189,781              357,858
Prepaid expenses and other assets, net......................                    17,415              112,720
                                                                             ---------           ----------
                                                                            $7,228,119          $11,314,161
                                                                             =========           ==========

LIABILITIES AND PARTNERS' DEFICIT

Mortgage notes payable, net.................................                $6,059,226           $9,534,751
Accrued property taxes .....................................                    52,179              234,143
Accounts payable and accrued expenses.......................                    81,235              147,771
Payable to affiliates - General Partner.....................                 1,706,546            1,501,947
Advances from affiliates - General Partner..................                   713,421              915,129
Security deposits and deferred rental income................                    76,868               91,066
                                                                             ---------           ----------
                                                                             8,689,475           12,424,807
                                                                             ---------           ----------

Partners' deficit:
   Limited partners - 55,000,000 Units  authorized;  33,268,117
   Units issued and outstanding (19,875,588 Current Income
   Units and 13,392,529  Growth/Shelter Units) at
   March 31, 1995 and December 31, 1994.....................                (1,210,224)            (863,021)
   General Partner..........................................                  (251,132)            (247,625)
                                                                             ---------           ----------

                                                                            (1,461,356)          (1,110,646)
                                                                             ---------           ----------
                                                                            $7,228,119          $11,314,161
                                                                             =========           ==========





The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXII, L.P.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                     Three Months Ended
                                                                                           March 31,
                                                                                -----------------------------
                                                                                   1995                1994
                                                                                ---------            --------

Revenue:
  Rental revenue...............................................                $  780,421           $ 705,283
  Interest.....................................................                     5,986               2,386
                                                                                ---------            --------
  Total revenue................................................                   786,407             707,669
                                                                                ---------            --------

Expenses:
  Interest.....................................................                   244,675             249,403
  Interest - affiliates........................................                    18,292              15,664
  Depreciation and amortization................................                   164,561             165,174
  Property taxes...............................................                    68,104              86,507
  Personnel costs..............................................                    97,688             100,588
  Utilities....................................................                    44,813              55,792
  Repairs and maintenance......................................                    81,265              67,007
  Property management fees - affiliates........................                    44,297              39,195
  Other property operating expenses............................                    42,184              38,284
  General and administrative...................................                    21,358              29,013
  General and administrative - affiliates......................                    64,243              70,211
  Loss on disposition of real estate...........................                   245,637                   -
                                                                                ---------           ---------
    Total expenses                                                              1,137,117            916,838
                                                                                ---------           ---------

Net loss.......................................................                $ (350,710)         $(202,169)
                                                                                 ========           ========

Net loss allocable to limited partners - Current Income Unit...                $  (31,564)         $ (18,825)
Net loss allocable to limited partners - Growth/Shelter Unit...                  (315,639)          (188,252)
Net loss allocable to General Partner..........................                    (3,507)            (2,092)
                                                                                 --------           --------
Net loss.......................................................                $ (350,710)         $(209,169)
                                                                                 ========           ========

Net loss per thousand limited partnership units:
Current Income Units...........................................                $    (1.59)         $    (.95)
                                                                                 ========           ========

Growth/shelter Units...........................................                $   (23.57)         $  (14.05)
                                                                                 ========           ========


















The financial information included herein has been prepared by management without audit by independent public accountants.
                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXII, L.P.

                        STATEMENTS OF PARTNERS' DEFICIT
                                  (Unaudited)

               For the Three Months Ended March 31, 1995 and 1994


                                                                                                    Total
                                                       General                 Limited              Partners'
                                                       Partner                 Partners             Deficit
                                                       ---------               --------             ---------

Balance at December 31, 1993..............            $(241,965)             $ (302,688)          $  (544,653)

Net loss
   General Partner........................               (2,092)                      -                (2,092)
   Current Income Units...................                    -                 (18,825)              (18,825)
   Growth/Shelter Units...................                    -                (188,252)             (188,252)
                                                       --------                --------            ----------
Total net loss............................               (2,092)               (207,077)             (209,169)
                                                       --------                --------            ----------

Balance at March 31,1994..................            $(244,057)            $  (509,765)          $  (753,822)
                                                       ========                ========            ==========


Balance at December 31, 1994..............            $(247,625)            $  (863,021)          $(1,110,646)

Net loss
   General Partner........................               (3,507)                      -                (3,507)
   Current Income Units...................                    -                 (31,564)              (31,564)
   Growth/Shelter Units...................                    -                (315,639)             (315,639)
                                                       --------                --------            ----------
Total net loss............................               (3,507)               (347,203)             (350,710)
                                                       --------                --------            ----------

Balance at March 31, 1995.................            $(251,132)            $(1,210,224)          $(1,461,356)
                                                       ========               =========            ==========



















The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXII, L.P.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                     Increase in Cash and Cash Equivalents


                                                                                Three Months Ended
                                                                                      March 31,
                                                                         ----------------------------------
                                                                            1995                    1994
                                                                         ----------               ---------
Cash flows from operating activities:
   Cash received from tenants........................                   $  828,847               $  827,259
   Cash paid to suppliers............................                     (296,834)               (295,578)
   Cash paid to affiliates...........................                      (42,691)                (38,273)
   Interest received.................................                        5,986                   2,386
   Interest paid.....................................                     (264,312)               (238,164)
   Interest paid to affiliates.......................                      (70,685)                      -
   Property taxes escrowed...........................                      (62,243)                (62,154)
                                                                         ---------               ---------
Net cash provided by operating activities............                       98,068                 195,476
                                                                         ---------               ---------

Cash flows from investing activities:
   Additions to real estate investments..............                      (14,493)                 (4,664)
   Proceeds from sale of real estate.................                      877,664                       -
                                                                         ---------               ---------
Net cash provided by (used in)
   investing activities..............................                      863,171                  (4,664)
                                                                         ---------               ---------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable.........................................                      (32,093)                (29,474)
   Advances from affiliates - General Partner........                            -                       -
   Repayment of advances from affiliates -
     General Partner.................................                     (149,315)                (20,874)
                                                                         ---------               ---------
Net cash used in financing activities................                     (181,408)                (50,348)
                                                                         ---------               ---------

Net increase in cash and cash equivalents............                      779,831                 140,464

Cash and cash equivalents at beginning of
   period............................................                      589,211                 378,420
                                                                         ---------               ---------

Cash and cash equivalents at end of period...........                   $1,369,042              $  518,884
                                                                         =========               =========








The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXII, L.P.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities

                                                                                Three Months Ended
                                                                                      March 31,
                                                                          --------------------------------
                                                                            1995                    1994
                                                                          --------                --------
Net loss.............................................                    $(350,710)              $(209,169)
                                                                          --------                --------

Adjustments to reconcile net loss to net cash
  provided by operating activities:
   Depreciation and amortization.....................                      164,561                 165,174
   Amortization of deferred borrowing costs..........                        2,936                   2,936
   Amortization of discounts on mortgage
     notes payable...................................                        8,905                   8,512
   Interest added to advances from affiliates -
     General Partner.................................                       18,292                  15,664
   Loss on disposition of real estate................                      245,637                       -
   Changes in assets and liabilities:................
     Cash segregated for security deposits...........                       (6,978)                   (226)
     Accounts receivable.............................                       51,989                  44,462
     Escrow deposits.................................                      168,077                 124,152
     Prepaid expenses and other assets...............                        2,423                  11,212
     Accrued property taxes..........................                     (144,075)               (107,740)
     Accounts payable and accrued expenses...........                      (66,536)                (13,509)
     Payable to affiliates - General Partner.........                       65,849                 144,011
     Advances from affiliates - General Partner......                      (70,685)                      -
     Security deposits and deferred rental
       income........................................                        8,383                   9,997
                                                                          --------                --------

       Total adjustments.............................                      448,778                 404,645
                                                                          --------                --------

Net cash provided by operating activities............                    $  98,068               $ 195,476
                                                                          ========                ========













The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XXII, L.P.

                         Notes to Financial Statements
                                  (Unaudited)

                                 March 31, 1995

NOTE 1.
- ------

McNeil Real Estate Fund XXII, L.P., (the "Partnership"), formerly known as Southmark Realty Partners II, Ltd., was organized on November 30, 1984 as a limited partnership under the provisions of the California Revised Limited Partnership Act to acquire and operate commercial and residential properties. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert A. McNeil ("McNeil"). The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240.

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

NOTE 2.
- ------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate Fund XXII, L.P., c/o McNeil Real Estate Management, Inc., Investor Services, 13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240.

NOTE 3.
- ------

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. The Partnership has suffered recurring losses from operations and has a net Partners' deficit that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4.
- ------

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

NOTE 5.
- ------

The Partnership pays property management fees equal to 5% of the gross rental receipts for its residential property and 6% of gross rental revenues for its commercial property to McNeil Real Estate Management, Inc. ("McREMI"), an affiliate of McNeil, for providing property management and leasing services.

The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs.

The Partnership is incurring an asset management fee which is payable to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. Total accrued but unpaid asset management fees of $1,106,502 were outstanding at March 31, 1995.

The Partnership pays a disposition fee to an affiliate of the General Partner equal to 3% of the gross sales price for brokerage services performed in connection with the sale of the Partnership's properties. The fee is due and payable at the time the sale closes. The Partnership incurred $138,750 of such fees for the period ended March 31, 1995 in connection with the sale of Wyoming Mall.

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships, if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive any additional funds under the facility because no amounts have been reserved for any particular partnership. As of March 31, 1995, $2,102,530 remained available for borrowing under the facility; however, additional funds could be available as other partnerships repay existing borrowings.

The General Partner has, in its discretion, advanced funds to enable the Partnership to meet its working capital requirements. These advances, which are unsecured and due on demand, accrue interest at a rate equal to the prime lending rate plus 1%.

McNeil Real Estate Fund XXI, L.P., an affiliate of the General Partner and joint owner of Wyoming Mall has advanced funds to the Partnership for tenant improvements and operations at Wyoming Mall. The advances are unsecured and due on demand and accrue interest at a rate of prime plus 3 1/2%.

The total advances from affiliates at March 31, 1995 and December 31, 1994 consist of the following:


                                                                          March 31,             December 31,
                                                                            1995                    1994
                                                                         ----------             -----------
Advance from General Partner - revolving
   credit facility........................................                $167,102                $167,102
Advances from General Partner - other.....................                 151,840                 301,155
Advances purchased by General Partner.....................                  16,397                  16,397
Advances from McNeil Real Estate Fund XXI, L.P............                 300,000                 300,000
Accrued interest payable..................................                  78,082                 130,475
                                                                           -------                 -------
                                                                          $713,421                $915,129
                                                                           =======                 =======

In April 1995,  the  Partnership  utilized the proceeds from the sale of Wyoming
Mall to repay all outstanding affiliate advances and the related accrued interest.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:


                                                                               Three Months Ended
                                                                                     March 31,
                                                                         ---------------------------------
                                                                            1995                    1994

Property management fees..................................                $ 44,297                $ 39,195
Charged to interest - affiliates:
   Interest on advances from affiliates - General
     Partner..............................................                  18,292                  15,664
Charged to loss on disposition of real estate:
   Disposition fee........................................                 138,750                       -
Charged to general and administrative -
   affiliates:
   Partnership administration.............................                  30,898                  29,555
   Asset management fee...................................                  33,345                  40,656
                                                                           -------                 -------
                                                                          $265,582                $125,070
                                                                           =======                 =======

NOTE 6.
- ------

On March 31, 1995, Wyoming Mall was sold to an unrelated third party for a cash price of $9,250,000. The Partnership had a 50% undivided interest in the assets, liabilities and operations of Wyoming Mall, owned jointly with McNeil Real Estate Fund XXI, L.P. Cash proceeds and the gain on the disposition is detailed below:

                                                                        Gain on Sale           Cash Proceeds
                                                                        ------------           -------------

Sales Price..........................................                    $4,625,000              $4,625,000

Selling costs........................................                      (234,838)                (96,088)
Mortgage note prepayment penalty.....................                      (138,441)               (138,441)
Carrying value.......................................                    (4,325,663)
Accounts receivable..................................                       (81,749)
Deferred borrowing costs.............................                       (49,910)
Prepaid expenses.....................................                       (40,036)
                                                                           ---------

Loss on disposition of real estate...................                    $ (245,637)
                                                                           =========


Retirement of mortgage note..........................                                           (3,452,337)
Payment of 1994 taxes at closing.....................                                              (23,735)
Real estate tax proration............................                                              (14,154)
Credit for security deposit liability................                                              (22,581)
                                                                                                 ---------
Net cash proceeds....................................                                          $   877,664
                                                                                                 =========

NOTE 7.
- ------

The Partnership filed claims with the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court") against Southmark for damages relating to improper overcharges, breach of contract and breach of fiduciary duty. The Partnership settled these claims in 1991, and such settlement was approved by the Bankruptcy Court.

An Order Granting Motion to Distribute Funds to Class 8 Claimants dated April 14, 1995 was issued by the Bankruptcy Court. In accordance with the Order, in May 1995 the Partnership received in full satisfaction of its claims, $29,292 in cash, and common and preferred stock in the reorganized Southmark currently valued at approximately $9,500, which amounts represent the Partnership's pro-rata share of Southmark assets available for Class 8 Claimants.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- ------        -----------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------

FINANCIAL CONDITION
- -------------------

The Partnership reported a net loss of $350,710 for the first three months of 1995 as compared to $209,169 for the same period in 1994.

On March 31, 1995, Wyoming Mall was sold to an unrelated third party for a cash price of $9,250,000. The Partnership had a 50% undivided interest in the assets, liabilities and operations of Wyoming Mall, owned jointly with McNeil Real Estate Fund XXI, L.P. The Partnership received net cash proceeds of $877,664 from the sale of the property and recorded a loss on disposition of real estate of $245,637. The Partnership recorded $228,620 of revenue and $329,545 of expense for the first three months of 1995 for Wyoming Mall.

Harbour Club III is part of a four-phase apartment complex located in Belleville, Michigan. Phases I and II of the complex are owned by partnerships in which McNeil Partners, L.P. is the general partner; while Phase IV is owned by University Real Estate Fund 12, Ltd., ("UREF 12"). McREMI had been managing all four phases of the complex until December 1992, when the property management agreement between McREMI and UREF 12 was canceled. Additionally, in January 1993, Phase I defaulted on the mortgage loan to HUD and unless a refinancing agreement can be reached with the lender, the property is subject to foreclosure. If Phase I is lost to foreclosure, it would be extremely difficult to operate Phases II and III because the pool and clubhouse are located in Phase I.

No additional advances from affiliates were required during the first three months of 1995 and the Partnership was able to repay $220,000 of affiliate advances and accrued interest. The Partnership still owes affiliate advances of $713,421 and has continued to defer certain affiliate payables. In April 1995, the proceeds from the sale of Wyoming Mall enabled the Partnership to repay the remainder of the affiliate advances as well as the disposition fee due to the General Partner from the sale of Wyoming Mall.

RESULTS OF OPERATIONS
- ---------------------

Revenue:

Total Partnership revenues for the first three months of 1995 were $786,407 as compared to $707,669 for the first three months of 1994. Rental revenue increased $75,138 for the three months ended March 31, 1995, as compared to the same period in 1994, primarily due to increased occupancy at Harbour Club III Apartments. Additionally, Wyoming Mall received $30,000 from a tenant that had terminated its lease in December 1994.

Expenses:

Total expenses decreased $220,279 for the three months ended March 31, 1995, as compared to the same period of 1994. The 1995 expenses include a $245,637 loss on the sale of Wyoming Mall.

Property tax expense decreased $18,403 the three months ended March 31, 1995, as compared to the same period of 1994, primarily due to the reduction in property tax expense at Harbour Club III Apartments that occurred from a successful tax appeal.

Utilities decreased $10,979 for the first quarter of 1995, as compared to the same period of 1994. During the first quarter of 1994, utilities at Harbour Club Apartments were higher than usual due to the harsh winter weather. Such weather conditions did not occur during the first quarter of 1995.

Repairs and maintenance expense increased $14,258 for the three months ended March 31, 1995, as compared to the same period of 1994. Carpet and appliance replacements at Harbour Club III Apartments increased during the first quarter of 1995 as compared to 1994 due to increased occupancy as well as a renovation of vacant units to improve marketability.

Property management fees increased $5,102 for the three months ended March 31, 1995, as compared to the same period of 1994 due to higher rental revenue receipts on which the fee is based, as discussed above.

General and administrative expenses decreased $7,655 for the three months ended March 31, 1995, as compared to the same period of 1994, primarily due to a decrease in legal expenses. During the first quarter of 1994, the Partnership incurred approximately $8,000 in legal fees related to a pending case.

General and administrative - affiliates decreased $5,968 for the three ended March 31, 1995, as compared to the same period of 1994. Asset management fees decreased during the first three months of 1995, due to a decrease in the tangible asset value of the Partnership, on which the fee is based.


LIQUIDITY AND CAPITAL RESOURCE
- ------------------------------

The Partnership was provided $98,068 of cash through operating activities during the first three months of 1995 as compared to $195,476 for the same period in 1994. Due to the improved cash position, the Partnership was able to pay $70,685 of interest due to affiliates. All other operating cash items during the first quarter of 1995 were comparable to 1994.

Net cash provided by investing activities was $863,171 for the first three months of 1995 as compared to $4,664 of cash used by investing activities for the same period of 1994. The Partnership received $877,664 of cash proceeds from the sale of Wyoming Mall during the first three months of 1995. Cash used for additions to real estate totaled $14,493 during the first three months of 1995 as compared to $4,664 during the same period of 1994. The increase in capital expenditures is primarily due to an ongoing window replacement program at Harbour Club III Apartments.

Net cash used in financing activities was $181,408 during the first three months of 1995 as compared to $50,348 for the same period of 1994. Principal payments on mortgage notes payable were comparable for the two periods. During the first three months of 1995, the improved cash position enabled the Partnership to repay $149,315 of advances from affiliates of the General Partner. During the first three months of 1994 the Partnership was able to repay $20,874 of advances due to McNeil Real Estate Fund XXI, L.P., the joint owner of Wyoming Mall.

At March 31, 1995, the Partnership held cash and cash equivalents of $1,369,042.

Short-term liquidity
- --------------------

The sale of Wyoming Mall provided the Partnership $877,664 of net cash proceeds. In April 1995, the Partnership utilized the sale proceeds to repay the outstanding affiliate advances as well as the disposition fee due to the General Partner for the sale of Wyoming Mall.

McNeil Real Estate Fund XXI, L.P. has advanced funds to the Partnership for tenant improvements and operations at Wyoming Mall. The advances are unsecured, due on demand and accrue interest at a rate of prime plus 3 1/2%. In April 1995, the proceeds from the sale of Wyoming Mall were utilized to repay the advance plus the accrued interest due to McNeil Real Estate Fund XXI, L.P.

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships, if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive any additional funds under the facility because no amounts have been reserved for any particular partnership. As of March 31, 1995, $2,102,530 remained available for borrowing under the facility; however, additional funds could be available as other partnerships repay existing borrowings. Additionally, the General Partner has, in its discretion, advanced funds to the Partnership in addition to the revolving credit facility. The General Partner is not obligated to advance funds to the Partnership and there is no assurance that the Partnership will receive additional funds.

The balance of cash and cash equivalents can be considered no more than a minimum level of cash reserves for the remaining property's operations. Harbour Club III Apartments is expected to provide sufficient positive cash flow for normal operations and debt service payments for the remainder of 1994. However, Harbour Club III is in need of major capital improvements in order to maintain occupancy and rental rates at a level to continue to support operations and debt service. The necessary capital improvements will have to be funded from outside sources. No such sources have been identified. Management is currently seeking additional financing to fund these improvements, however such financing is not assured. If the property is unable to obtain additional funds and cannot maintain operations at a level to support its current debt, the property may ultimately be foreclosed on by the lender.

Long-term liquidity
- -------------------

While the outlook for maintenance of adequate levels of liquidity is adequate in the short term, should operations deteriorate and present cash resources become insufficient to fund current needs, the Partnership would require other sources of working capital. No such sources have been identified. The Partnership has no established lines of credit from outside sources. Other possible actions to resolve cash deficiencies include refinancing, deferral of capital expenditures except where improvements are expected to increase the competitiveness and marketability of the properties, arranging financing from affiliates or the ultimate sale of the property. A sales or refinancing is a possibility only, and there are at present no plans for any such sale or refinancing.

These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Distributions
- -------------

To maintain adequate cash balances of the Partnership, distributions to Current Income Unit holders were suspended in 1988. There have been no distribution to Growth/Shelter Units holders. Distributions to Unit holders will remain suspended for the foreseeable future. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support distributions to the Unit holders.

                           PART II. OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
- ------     --------------------------------

(a)      Exhibits.


         Exhibit
         Number                     Description
         -------                    -----------
         4.                         Amended  and  Restated  Limited  Partnership  Agreement dated  March  26, 1992.
                                    (Incorporated  by reference to the Current Report of the Registrant on Form 8-K
                                    dated March 26, 1992, as filed on April 9, 1992).

         11.                        Statement  regarding  computation of Net Loss per Thousand Limited  Partnership
                                    Units: Net loss per thousand limited  partnership units is computed by dividing net loss  allocated to the limited  partners by the weighted  average number of
                                    limited  partnership  units  outstanding  expressed  in  thousands.   Per  unit
                                    information  has been  computed  based on 19,876  and 19,903  weighted  average
                                    Current   Income   Units  (in   thousands)   outstanding   in  1995  and  1994,
                                    respectively,  and 13,393 and 13,398 weighted average  Growth/Shelter Units (in thousands) outstanding in 1995 and 1994, respectively.

(b) Reports on Form 8-K. A current report on Form 8-K dated March 31, 1995 was filed on April 11,1995, reporting the sale of Wyoming Mall.

                       MCNEIL REAL ESTATE FUND XXII, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                                   McNEIL REAL ESTATE FUND XXII, L.P.

                                                   By:  McNeil Partners, L.P., General Partner

                                                        By: McNeil Investors, Inc., General Partner



       May 12, 1995                               By:   /s/ Donald K. Reed
- ----------------------------                            -------------------------------------------
Date                                                    Donald K. Reed
                                                        President and Chief Executive Officer



       May 12, 1995                                By:  /s/ Robert C. Irvine
- ----------------------------                            -------------------------------------------
Date                                                    Robert C. Irvine
                                                        Chief Financial Officer of McNeil Investors, Inc.
                                                        Principal Financial Officer



       May 12, 1995                                By:  /s/ Carol A. Fahs
- ----------------------------                            -------------------------------------------
Date                                                    Carol A. Fahs
                                                        Chief Accounting Officer of McNeil Real Estate
                                                        Management, Inc.
