Form 10-Q
period 1995-06-30
MCNEIL REAL ESTATE FUND XXII L P
filed 1995-08-14
CIK 758745

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the period ended      June 30, 1995
                           ---------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________ Commission file number 0-14268




                       MCNEIL REAL ESTATE FUND XXII, L.P.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)





         California                                                33-0085680
------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)




             13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240
------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip code)



Registrant's telephone number, including area code             (214) 448-5800
                                                   ---------------------------



Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                   ---   ---

                       MCNEIL REAL ESTATE FUND XXII, L.P.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
------  --------------------

                                 BALANCE SHEETS
                                  (Unaudited)

                                                                             June 30,          December 31,
                                                                               1995                1994
                                                                            ----------          ----------
ASSETS
------
Real estate investments:
   Land.....................................................               $   380,414          $  380,414
   Buildings and improvements...............................                 9,674,967           9,579,406
                                                                            ----------          ----------
                                                                            10,055,381           9,959,820
   Less:  Accumulated depreciation and amortization.........                (4,507,621)         (4,327,711)
                                                                            ----------          ----------
                                                                             5,547,760           5,632,109

Asset held for sale.........................................                                     4,393,157

Cash and cash equivalents ..................................                   484,125             589,211
Cash segregated for security deposits.......................                    77,691              87,838
Accounts receivable.........................................                     2,080             141,268
Escrow deposits.............................................                   227,172             357,858
Prepaid expenses and other assets, net......................                    25,415             112,720
                                                                             ---------          ----------
                                                                            $6,364,243         $11,314,161
                                                                             =========          ==========

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable, net.................................                $6,048,667    $      9,534,751
Accrued property taxes .....................................                   107,832             234,143
Accounts payable and accrued expenses.......................                   100,007             147,771
Payable to affiliates - General Partner.....................                 1,478,457           1,501,947
Advances from affiliates - General Partner..................                         -             915,129
Security deposits and deferred rental income................                    78,794              91,066
                                                                             ---------          ----------
                                                                             7,813,757          12,424,807
                                                                             ---------          ----------

Partners' deficit:
   Limited  partners - 55,000,000  Units  authorized;
     33,208,117 and 33,268,117 Units  issued and  outstanding
     at June 30,  1995 and  December  31,  1994, respectively
     (19,825,588 and 19,875,588 Current  Income Units
     outstanding at June 30, 1995 and December 31, 1994,
     respectively,   and   13,382,529  and   13,392,529
     Growth/Shelter Units outstanding at June 30, 1995 and
     December 31,1994 respectively).........................                (1,198,500)           (863,021)
   General Partner..........................................                  (251,014)           (247,625)
                                                                            ----------          ----------
                                                                            (1,449,514)         (1,110,646)
                                                                            ----------          ----------
                                                                           $ 6,364,243         $11,314,161
                                                                            ==========          ==========


The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXII, L.P.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                 Three Months Ended                   Six Months Ended
                                                      June 30,                            June 30,
                                             -------------------------         -----------------------------
                                              1995               1994             1995               1994
                                             ------             ------           ------             ------
Revenue:
   Rental revenue................           $561,632           $733,669       $ 1,342,053         $1,438,952
   Interest......................              6,956              2,823            12,942              5,209
   Gain on legal settlement......             38,749                  -            38,749                  -
                                             -------            -------         ---------          ---------
     Total revenue...............            607,337            736,492         1,393,744          1,444,161
                                             -------            -------         ---------          ---------

Expenses:
   Interest......................            146,651            245,647           391,326            495,050
   Interest - affiliates.........                276             17,310            18,568             32,974
   Depreciation and
     amortization................             89,955            163,592           254,516            328,766
   Property taxes................             53,901             84,837           122,005            171,344
   Personnel costs...............             75,157             73,602           172,845            174,190
   Utilities.....................             34,369             40,570            79,182             96,362
   Repair and maintenance........             53,744             82,924           135,009            149,931
   Property management
     fees - affiliates...........             27,316             38,480            71,613             77,675
   Other property operating
     expenses....................             29,495             66,439            71,679            104,723
   General and administrative....             18,322              6,946            39,680             35,959
   General and administrative -
     affiliates..................             66,309             71,618           130,552            141,829
   Loss on disposition of real
     estate......................                  -                  -           245,637                  -
                                             -------            -------         ---------          ---------
     Total expenses..............            595,495            891,965         1,732,612          1,808,803
                                             -------            -------         ---------          ---------

Net income (loss)................           $ 11,842          $(155,473)       $ (338,868)        $ (364,642)
                                             =======           ========         =========          =========

Net income (loss) allocable
   to limited partners - Current
   Income Unit...................           $  1,066          $ (13,992)       $  (30,498)        $  (32,818)
Net income (loss) allocable
   to limited partners - Growth
   Shelter Unit..................             10,658           (139,926)         (304,981)          (328,178)
Net income (loss) allocable
   to General Partner............                118             (1,555)           (3,389)            (3,646)
                                             -------           --------         ---------          ---------
Net income (loss)................           $ 11,842          $(155,473)       $ (338,868)        $ (364,642)
                                             =======           ========         =========          =========

Net income (loss) per thousand
   limited partnership units:
Current Income Units.............           $    .05          $    (.70)       $    (1.54)        $    (1.65)
                                             =======           ========         =========          =========

Growth/Shelter Units.............           $    .80          $  (10.44)       $   (22.79)        $   (24.49)
                                             =======           ========         =========          =========


The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXII, L.P.

                        STATEMENTS OF PARTNERS' DEFICIT
                                  (Unaudited)

                For the Six Months Ended June 30, 1995 and 1994



                                                                                                      Total
                                                       General                 Limited                Partners'
                                                       Partner                 Partners               Deficit
                                                       --------                ---------             ----------


Balance at December 31, 1993..............            $(241,965)              $ (302,688)           $  (544,653)

Net loss
   General Partner........................               (3,646)                       -                 (3,646)
   Current Income Units...................                    -                  (32,818)               (32,818)
   Growth/Shelter Units...................                    -                 (328,178)              (328,178)
                                                       --------                 --------             ----------
Total net loss............................               (3,646)                (360,996)              (364,642)
                                                       --------                 --------             ----------

Balance at June 30,1994...................            $(245,611)              $ (663,684)           $  (909,295)
                                                       ========                 ========             ==========


Balance at December 31, 1994..............            $(247,625)              $ (863,021)           $(1,110,646)

Net loss
   General Partner........................               (3,389)                       -                 (3,389)
   Current Income Units...................                    -                  (30,498)               (30,498)
   Growth/Shelter Units...................                    -                 (304,981)              (304,981)
                                                       --------               ----------             ----------
Total net loss............................               (3,389)                (335,479)              (338,868)
                                                       --------               ----------             ----------

Balance at June 30, 1995..................            $(251,014)             $(1,198,500)           $(1,449,514)
                                                       ========               ==========             ==========



















The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXII, L.P.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                                                 Six Months Ended
                                                                                     June 30,
                                                                         ----------------------------------
                                                                            1995                     1994
                                                                         ---------                ---------
Cash flows from operating activities:
   Cash received from tenants........................                   $1,414,899               $1,481,734
   Cash received from legal settlement...............                       38,749                       -
   Cash paid to suppliers............................                     (505,101)                (548,926)
   Cash paid to affiliates...........................                     (225,655)                 (75,524)
   Interest received.................................                       12,942                    5,209
   Interest paid.....................................                     (402,209)                (472,576)
   Interest paid to affiliates.......................                     (149,043)                       -
   Property taxes paid...............................                            -                  (23,655)
   Property taxes escrowed...........................                      (89,698)                (140,841)
                                                                         ---------                ---------
Net cash provided by operating activities............                       94,884                  225,421
                                                                         ---------                ---------

Cash flows from investing activities:
   Additions to real estate investments..............                     (102,673)                 (46,049)
   Proceeds from sale of real estate.................                      738,914                        -
                                                                         ---------                ---------
Net cash provided by (used in)
   investing activities..............................                      636,241                  (46,049)
                                                                         ---------                ---------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable.........................................                      (51,557)                 (59,581)
   Repayment of advances from affiliates -
     General Partner.................................                     (784,654)                 (20,874)
                                                                         ---------                ---------
Net cash used in financing activities................                     (836,211)                 (80,455)
                                                                         ---------                ---------

Net increase (decrease) in cash and cash equivalents.                     (105,086)                  98,917

Cash and cash equivalents at beginning of
   period............................................                      589,211                  378,420
                                                                         ---------                ---------

Cash and cash equivalents at end of period...........                   $  484,125               $  477,337
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

                       McNEIL REAL ESTATE FUND XXII, L.P.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities


                                                                                 Six Months Ended
                                                                                     June 30,
                                                                          -------------------------------
                                                                            1995                   1994
                                                                          --------               --------
Net loss.............................................                    $(338,868)             $(364,642)
                                                                          --------               --------

Adjustments to reconcile net loss to net cash provided
  by operating activities:
   Depreciation and amortization.....................                      254,516                328,766
   Amortization of deferred borrowing costs..........                        2,936                  5,872
   Amortization of discounts on mortgage
     notes payable...................................                       17,810                 17,025
   Interest added to advances from affiliates -
     General Partner.................................                       18,568                 32,974
   Loss on disposition of real estate................                      245,637
   Changes in assets and liabilities:................
     Cash segregated for security deposits...........                       10,147                 (3,649)
     Accounts receivable.............................                       57,439                 56,785
     Escrow deposits.................................                      130,686                 37,679
     Prepaid expenses and other assets...............                       (5,577)                 7,089
     Property taxes payable..........................                      (88,422)               (46,558)
     Accounts payable and accrued expenses...........                      (47,764)                  (143)
     Payable to affiliates - General Partner.........                      (23,490)               143,981
     Advances from affiliates - General Partner......                     (149,043)                     -
     Security deposits and deferred rental
       income........................................                       10,309                 10,242
                                                                          --------               --------

       Total adjustments.............................                      433,752                590,063
                                                                          --------               --------

Net cash provided by operating activities............                    $  94,884              $ 225,421
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

                                 June 30, 1995

NOTE 1.
------

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

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

The Partnership is incurring an asset management fee which is payable to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. Total accrued but unpaid asset management fees of $991,884 were outstanding at June 30, 1995.

The Partnership pays a disposition fee to an affiliate of the General Partner equal to 3% of the gross sales price for brokerage services performed in connection with the sale of the Partnership's properties. The fee is due and payable at the time the sale closes. The Partnership incurred $138,750 of such fees in connection with the sale of Wyoming Mall on March 31, 1995.

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships, if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive any additional funds under the facility because no amounts have been reserved for any particular partnership. As of June 30, 1995, $2,362,004 remained available for borrowing under the facility; however, additional funds could be available as other partnerships repay existing borrowings.

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

The total advances from affiliates at June 30, 1995 and December 31, 1994 consist of the following:


                                                                         June 30,              December 31,
                                                                          1995                     1994
                                                                        ---------                --------

Advance from General Partner - revolving
   credit facility........................................             $        -                $167,102
Advances from General Partner - other.....................                      -                 301,155
Advances purchased by General Partner.....................                      -                  16,397
Advances from McNeil Real Estate Fund XXI, L.P............                      -                 300,000
Accrued interest payable..................................                      -                 130,475
                                                                        ---------                 -------
                                                                       $        -                $915,129
                                                                        =========                 =======


Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:


                                                                                   Six Months Ended
                                                                                       June 30,
                                                                           --------------------------------
                                                                             1995                     1994
                                                                           -------                  -------
Property management fees..................................                $ 71,613                 $ 77,675
Charged to interest - affiliates:
   Interest on advances from affiliates - General
     Partner..............................................                  18,568                   32,974
Charged to loss on disposition of real estate:
   Disposition fee........................................                 138,750                        -
Charged to general and administrative -
   affiliates:
   Partnership administration.............................                  61,825                   57,225
   Asset management fee...................................                  68,727                   84,604
                                                                           -------                  -------
                                                                          $359,483                 $252,478
                                                                           =======                  =======

NOTE 6.
------

On March 31, 1995, Wyoming Mall was sold to an unrelated third party for a cash price of $9,250,000. The Partnership had a 50% undivided interest in the assets, liabilities and operations of Wyoming Mall, owned jointly with McNeil Real Estate Fund XXI, L.P. Cash proceeds and the loss on the disposition is detailed below:


                                                                        Loss on Sale           Cash Proceeds
                                                                        ------------           -------------
Sales Price..........................................                   $4,625,000              $4,625,000

Selling costs........................................                     (234,838)               (234,838)
Mortgage note prepayment penalty.....................                     (138,441)               (138,441)
Carrying value.......................................                   (4,325,663)
Accounts receivable..................................                      (81,749)
Deferred borrowing costs.............................                      (49,910)
Prepaid expenses.....................................                      (40,036)
                                                                         ---------

Loss on disposition of real estate...................                   $ (245,637)
                                                                         =========


Retirement of mortgage note..........................                                           (3,452,337)
Payment of 1994 taxes at closing.....................                                              (23,735)
Real estate tax proration............................                                              (14,154)
Credit for security deposit liability................                                              (22,581)
                                                                                                ----------
Net cash proceeds....................................                                          $   738,914
                                                                                                ==========


NOTE 7.
------

The Partnership filed claims with the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court") against Southmark for damages relating to improper overcharges, breach of contract and breach of fiduciary duty. The Partnership settled these claims in 1991, and such settlement was approved by the Bankruptcy Court.

An Order Granting Motion to Distribute Funds to Class 8 Claimants dated April 14, 1995 was issued by the Bankruptcy Court. In accordance with the Order, in May 1995 the Partnership received in full satisfaction of its claims, $29,292 in cash, and common and preferred stock in the reorganized Southmark subsequently sold for $9,457, which amounts represent the Partnership's pro-rata share of Southmark assets available for Class 8 Claimants.


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------        ----------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------

FINANCIAL CONDITION
-------------------

The Partnership reported a net loss of $338,868 for the first six months of 1995 as compared to $364,642 for the same period in 1994.

On March 31, 1995, Wyoming Mall was sold to an unrelated third party for a cash price of $9,250,000. The Partnership had a 50% undivided interest in the assets, liabilities and operations of Wyoming Mall, owned jointly with McNeil Real Estate Fund XXI, L.P. The Partnership received net cash proceeds of $738,914 from the sale of the property and recorded a loss on disposition of real estate of $245,637. The Partnership recorded $256,873 of revenue and $268,759 of expense during the first six months of 1995 for Wyoming Mall.

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

No additional advances from affiliates were required during the first six months of 1995. In January 1995, the Partnership was able to repay $220,000 of affiliate advances and accrued interest. In April 1995, the proceeds from the sale of Wyoming Mall enabled the Partnership to repay the remaining $713,697 of the affiliate advances and accrued interest.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total Partnership revenues were $607,337 and $1,393,744 for the three and six months ended June 30, 1995, respectively, as compared to $736,492 and $1,444,161 for the three and six months ended June 30, 1994. Rental revenue decreased $172,037 and $96,899 for the three and six months ended June 30, 1995, as compared to the same periods in 1994, primarily due to the sale of Wyoming Mall.

The Partnership recorded $38,749 of gain on legal settlement during the first half of 1995. In May 1995, the Partnership received cash of $29,292 and common and preferred stock in the reorganized Southmark that was subsequently sold for $9,457, as full satisfaction of claims previously filed in the Bankruptcy Court.

Expenses:

Total expenses decreased $296,470 and $76,191 for the three and six months ended June 30, 1995, respectively, as compared to the same periods of 1994 primarily due to the sale of Wyoming Mall. This decrease was partially offset by the $245,637 loss on the sale of Wyoming Mall recorded in March 1995.

Interest - affiliates decreased $17,034 and $14,406 for the three and six months ended June 30, 1995, respectively, as compared to the same periods of 1994. The sale of Wyoming Mall enabled the Partnership to repay all outstanding affiliate advances, thereby reducing affiliate interest expense.

Property tax expense decreased $30,936 and $49,339 for the three and six months ended June 30, 1995, respectively, as compared to the same periods of 1994. A decrease of $19,011 and $39,692 for the respective three and six months periods is due to the reduction in property tax expense at Harbour Club III Apartments that occurred from a successful tax appeal. The remaining decrease is due to the sale of Wyoming Mall.

Utilities decreased $6,201 and $17,180 for the three and six months ended June 30, 1995, respectively, as compared to the same periods of 1994. During the first quarter of 1994, utilities at Harbour Club Apartments were higher than usual due to the harsh winter weather. Such weather conditions did not occur during the first quarter of 1995. The remaining decrease is due to the sale of Wyoming Mall.

Repairs and maintenance expense decreased $29,180 and $14,922 for the three and six months ended June 30, 1995, respectively, as compared to the same periods of 1994. Carpet and appliance replacements at Harbour Club III Apartments decreased due to an ongoing capital replacement program of these items. Additionally, the decrease is due to the sale of Wyoming Mall.

Other property operating expense decreased $36,944 and $33,044 for the three and six months ended June 30, 1995, respectively, as compared to the same periods of 1994. During 1994, Harbour Club III Apartments incurred approximately $10,000 of legal fees related to a golf course associated with Harbour Club Apartments, while $2,000 of such fees were incurred during 1995. Additionally, Harbour Club III Apartments has reduced bad debts approximately $14,000. The remaining decrease is due to the sale of Wyoming Mall.

General and administrative expenses increased $11,376 and $3,721 for the three and six months ended June 30, 1995, respectively, as compared to the same periods of 1994, primarily due to a increase in professional and consulting fees.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership was provided $94,884 of cash by operating activities during the first six months of 1995 as compared to $225,421 for the same period in 1994. Cash received from tenants, cash paid to suppliers, interest paid and property taxes paid decreased due to the sale of Wyoming Mall. Due to the improved cash position from the sale of Wyoming Mall, the Partnership was able to pay $149,043 of interest and $225,655 of fees due to affiliates.

Net cash provided by investing activities was $636,241 for the first six months of 1995 as compared to $46,049 of cash used in investing activities for the same period of 1994. The Partnership received $738,914 of cash proceeds from the sale of Wyoming Mall on March 31, 1995. Cash used for additions to real estate totaled $102,673 during the first six months of 1995 as compared to $46,049 during the same period of 1994. The increase in capital expenditures is primarily due to an ongoing carpet, appliance and window replacement program as well as a partial roof replacement at Harbour Club III Apartments.

Net cash used in financing activities was $836,211 during the first six months of 1995 as compared to $80,455 for the same period of 1994. Principal payments on mortgage notes payable decreased due to the retirement of the mortgage note related to Wyoming Mall. During the first six months of 1995, the improved cash position enabled the Partnership to repay all outstanding advances from affiliates of the General Partner.

At June 30, 1995, the Partnership held cash and cash equivalents of $484,125.

Short-term liquidity
--------------------

The sale of Wyoming Mall provided the Partnership $738,914 of net cash proceeds. In April 1995, the Partnership utilized the sale proceeds to repay all outstanding affiliate advances.

McNeil Real Estate Fund XXI, L.P. has advanced funds to the Partnership for tenant improvements and operations at Wyoming Mall. The advances were unsecured, due on demand and accrued interest at a rate of prime plus 3 1/2%. In April 1995, the proceeds from the sale of Wyoming Mall were utilized to repay the advances plus the accrued interest due to McNeil Real Estate Fund XXI, L.P.

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships, if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive any additional funds under the facility because no amounts have been reserved for any particular partnership. As of June 30, 1995, $2,362,004 remained available for borrowing under the facility; however, additional funds could be available as other partnerships repay existing borrowings. Additionally, the General Partner has, in its discretion, advanced funds to the Partnership in addition to the revolving credit facility. The General Partner is not obligated to advance funds to the Partnership and there is no assurance that the Partnership will receive additional funds.

The balance of cash and cash equivalents can be considered no more than a minimum level of cash reserves for the remaining property's operations. Harbour Club III Apartments is expected to provide sufficient positive cash flow for normal operations and debt service payments for the remainder of 1995. However, Harbour Club III is in need of major capital improvements in order to maintain occupancy and rental rates at a level to continue to support operations and debt service. The necessary capital improvements will have to be funded from outside sources. No such sources have been identified. Management is currently seeking additional financing to fund these improvements, however such financing is not assured. If the property is unable to obtain additional funds and cannot maintain operations at a level to support its current debt, the property may ultimately be foreclosed on by the lender.

Long-term liquidity
-------------------

While the outlook for maintenance of adequate levels of liquidity is adequate in the short term, should operations deteriorate and present cash resources become insufficient to fund current needs, the Partnership would require other sources of working capital. No such sources have been identified. The Partnership has no established lines of credit from outside sources. Other possible actions to resolve cash deficiencies include refinancing, deferral of capital expenditures except where improvements are expected to increase the competitiveness and marketability of the properties, arranging financing from affiliates or the ultimate sale of the property. A sale or refinancing is a possibility only, and there are at present no plans for any such sale or refinancing.

These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Distributions
-------------

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
------     --------------------------------

(a)      Exhibits.


         Exhibit
         Number                     Description
         -------                    -----------
         4.                         Amended  and  Restated  Limited  Partnership  Agreement  dated  March 26, 1992.
                                    ( Incorporated  by  reference  to  the Current  to  the Current  Report of the
                                    Registrant on Form 8-K dated March 26,  1992,  as filed on April 9, 1992).

         11.                        Statement  regarding  computation  of Net Income  (Loss) per  Thousand  Limited
                                    Partnership Units: Net income (loss) per thousand limited  partnership units is computed by dividing net income  (loss)  allocated  to the limited  partners by the weighted average number of limited partnership units outstanding  expressed in  thousands.  Per unit  information  has been  computed  based on 19,826  and
                                    19,903  weighted  average  Current Income Units (in  thousands)  outstanding in
                                    1995  and  1994,   respectively,   and  13,383  and  13,398  weighted   average
                                    Growth/Shelter Units (in thousands) outstanding in 1995 and 1994, respectively.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 1995.

                       MCNEIL REAL ESTATE FUND XXII, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                                   McNEIL REAL ESTATE FUND XXII, L.P.

                                                   By:  McNeil Partners, L.P., General Partner

                                                        By: McNeil Investors, Inc., General Partner



      August 14, 1995                              By:  /s/  Donald K. Reed
-------------------------------                         -------------------------------------
Date                                                    Donald K. Reed
                                                        President and Chief Executive Officer



      August 14, 1995                              By:  /s/  Robert C. Irvine
-------------------------------                         -------------------------------------
Date                                                    Robert C. Irvine
                                                        Chief Financial Officer of McNeil Investors, Inc.
                                                        Principal Financial Officer



      August 14, 1995                              By:  /s/  Carol A. Fahs
-------------------------------                         -------------------------------------
Date                                                    Carol A. Fahs
                                                        Chief Accounting Officer of McNeil Real Estate
                                                        Management, Inc.
