Form 10-Q
period 1995-09-30
MCNEIL REAL ESTATE FUND XXII L P
filed 1995-11-13
CIK 758745

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)OF THE SECURITIES EXCHANGE ACT OF 1934


      For the period ended      September 30, 1995
                           -------------------------


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)OF THE SECURITIES EXCHANGE
    ACT OF 1934

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




             13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240
------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip code)



Registrant's telephone number, including area code        (214) 448-5800
                                                    --------------------------




     Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

                       MCNEIL REAL ESTATE FUND XXII, L.P.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------
                                 BALANCE SHEETS
                                  (Unaudited)

                                                                           September 30,       December 31,
                                                                               1995                1994
                                                                            ----------          ----------
ASSETS
------
Real estate investments:
   Land.....................................................               $   380,414         $   380,414
   Buildings and improvements...............................                 9,780,820           9,579,406
                                                                            10,161,234           9,959,820
   Less:  Accumulated depreciation and amortization.........                (4,619,676)         (4,327,711)
                                                                             5,541,558           5,632,109

Asset held for sale.........................................                         -           4,393,157

Cash and cash equivalents ..................................                   444,634             589,211
Cash segregated for security deposits.......................                    78,150              87,838
Accounts receivable.........................................                     4,196             141,268
Escrow deposits.............................................                   141,308             357,858
Prepaid expenses and other assets, net......................                    17,418             112,720
                                                                             ---------          ----------
                                                                            $6,227,264         $11,314,161
                                                                             =========          ==========

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable, net.................................                $6,037,765         $ 9,534,751
Accrued property taxes .....................................                    38,412             234,143
Accounts payable and accrued expenses.......................                   124,374             147,771
Payable to affiliates - General Partner.....................                 1,446,859           1,501,947
Advances from affiliates - General Partner..................                         -             915,129
Security deposits and deferred rental income................                    81,789              91,066
                                                                             ---------          ----------
                                                                             7,729,199          12,424,807
                                                                             ---------          ----------

Partners' deficit:
   Limited  partners - 55,000,000  Units  authorized;
     33,208,117 and 33,268,117 Units issued and  outstanding
     at September 30, 1995 and December 31, 1994,
     respectively (19,825,588 and 19,875,588 Current  Income
     Units  outstanding  at September 30, 1995 and
     December 31, 1994,  respectively,  and 13,382,529 and
     13,392,529  Growth/Shelter  Units outstanding at
     September 30, 1995 and December 31, 1994 respectively).                (1,250,397)           (863,021)
   General Partner..........................................                  (251,538)           (247,625)
                                                                             ---------           ---------
                                                                            (1,501,935)         (1,110,646)
                                                                             ---------           ---------
                                                                           $ 6,227,264         $11,314,161
                                                                            ==========          ==========



The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXII, L.P.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                 Three Months Ended                   Nine Months Ended
                                                    September 30,                        September 30,
                                             --------------------------         ----------------------------
                                              1995               1994              1995              1994
                                             -------            -------         ---------          ---------
Revenue:
   Rental revenue................           $555,388           $764,224        $1,897,441         $2,203,177
   Interest......................              6,041              4,843            18,983             10,051
   Gain on legal settlement......                  -                  -            38,749                  -
                                             -------            -------         ---------          ---------
     Total revenue...............            561,429            769,067         1,955,173          2,213,228

Expenses:
   Interest......................            146,345            241,904           537,671            736,954
   Interest - affiliates.........                  -             18,691            18,568             51,665
   Depreciation and
     amortization................            112,055            166,407           366,571            495,173
   Property taxes................             53,901             84,837           175,906            256,181
   Personnel costs...............             77,176             90,563           250,021            264,753
   Utilities.....................             24,609             32,617           103,791            128,979
   Repairs and maintenance.......             50,167             96,335           185,176            246,266
   Property management
     fees - affiliates...........             27,846             38,341            99,459            116,016
   Other property operating
     expenses....................             39,816             27,065           111,495            131,788
   General and administrative....             14,103             16,949            53,783             52,908
   General and administrative -
     affiliates..................             67,832             75,021           198,384            216,850
   Loss on disposition of real
     estate......................                  -                  -           245,637                  -
                                             -------            -------         ---------          ---------
     Total expenses..............            613,850            888,730         2,346,462          2,697,533

Net loss.........................           $(52,421)         $(119,663)       $ (391,289)        $ (484,305)
                                             =======           ========         =========          =========

Net loss allocable to limited
   partners - Current Income
   Unit..........................           $ (4,718)         $ (10,769)       $  (35,216)        $  (43,587)
Net loss allocable to limited
   partners - Growth/Shelter
   Unit..........................            (47,179)          (107,697)         (352,160)          (435,875)
Net loss allocable to
   General Partner...............               (524)            (1,197)           (3,913)            (4,843)
                                             -------           --------         ---------          ---------

Net loss.........................           $(52,421)         $(119,663)       $ (391,289)        $ (484,305)
                                             =======           ========         =========          =========

Net loss per thousand limited
partnership units:
Current Income Units.............           $   (.24)         $    (.54)       $    (1.78)        $    (2.19)

Growth/Shelter Units.............           $  (3.53)         $   (8.04)       $   (26.31)        $   (32.53)

The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXII, L.P.

                        STATEMENTS OF PARTNERS' DEFICIT
                                  (Unaudited)

             For the Nine Months Ended September 30, 1995 and 1994




                                                                                                    Total
                                                        General                Limited              Partners'
                                                        Partner                Partners             Deficit
                                                       --------               ---------            ----------
Balance at December 31, 1993..............            $(241,965)            $  (302,688)          $  (544,653)

Net loss
   General Partner........................               (4,843)                      -                (4,843)
   Current Income Units...................                    -                 (43,587)              (43,587)
   Growth/Shelter Units...................                    -                (435,875)             (435,875)
                                                       --------               ---------             ---------
Total net loss............................               (4,843)               (479,462)             (484,305)
                                                       --------               ---------             ---------

Balance at September 30,1994..............            $(246,808)            $  (782,150)           (1,028,958)
                                                       ========               =========             =========


Balance at December 31, 1994..............            $(247,625)            $  (863,021)          $(1,110,646)

Net loss
   General Partner........................               (3,913)                      -                (3,913)
   Current Income Units...................                    -                 (35,216)              (35,216)
   Growth/Shelter Units...................                    -                (352,160)             (352,160)
                                                       --------               ---------            ----------
Total net loss............................               (3,913)               (387,376)             (391,289)
                                                       --------               ---------            ----------

Balance at September 30, 1995.............            $(251,538)            $(1,250,397)          $(1,501,935)
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

                       McNEIL REAL ESTATE FUND XXII, L.P.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                         ---------------------------------
                                                                            1995                    1994
                                                                         ---------               ---------
Cash flows from operating activities:
   Cash received from tenants........................                   $1,975,284              $2,217,737
   Cash received from legal settlement...............                       38,749
   Cash paid to suppliers............................                     (691,320)               (798,293)
   Cash paid to affiliates...........................                     (352,931)               (115,402)
   Interest received.................................                       18,983                  10,051
   Interest paid.....................................                     (539,765)               (703,251)
   Interest paid to affiliates.......................                     (149,043)                      -
   Property taxes paid and escrowed..................                     (118,904)               (243,183)
                                                                         ---------               ---------
Net cash provided by operating activities............                      181,053                 367,659
                                                                         ---------               ---------
Cash flows from investing activities:
   Additions to real estate investments..............                     (208,526)                (63,104)
   Proceeds from sale of real estate.................                      738,914                       -
                                                                         ---------               ---------
Net cash provided by (used in)
   investing activities..............................                      530,388                 (63,104)
                                                                         ---------               ---------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable.........................................                      (71,364)                (90,336)
   Repayment of advances from affiliates -
     General Partner.................................                     (784,654)                (20,874)
                                                                         ---------               ---------
Net cash used in financing activities................                     (856,018)               (111,210)
                                                                         ---------               ---------

Net increase (decrease) in cash and cash equivalents.                     (144,577)                193,345

Cash and cash equivalents at beginning of
   period............................................                      589,211                 378,420
                                                                         ---------               ---------

Cash and cash equivalents at end of period...........                   $  444,634              $  571,765
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

                       McNEIL REAL ESTATE FUND XXII, L.P.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities

                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                          --------------------------------
                                                                            1995                    1994
                                                                          --------                --------
Net loss.............................................                    $(391,289)              $(484,305)

Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization.....................                      366,571                 495,173
   Amortization of deferred borrowing costs..........                        2,936                   8,808
   Amortization of discounts on mortgage
     notes payable...................................                       26,715                  25,538
   Interest added to advances from affiliates -
     General Partner, net of payments................                     (130,475)                 51,665
   Loss on disposition of real estate................                      245,637                       -
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                        9,688                  (3,649)
     Accounts receivable.............................                       55,323                  35,942
     Escrow deposits.................................                      216,550                 (48,895)
     Prepaid expenses and other assets...............                        2,420                   8,848
     Accrued property taxes..........................                     (157,842)                 38,279
     Accounts payable and accrued expenses...........                      (23,397)                 12,326
     Payable to affiliates - General Partner.........                      (55,088)                217,464
     Security deposits and deferred rental
       income........................................                       13,304                  10,465
                                                                          --------                --------

       Total adjustments.............................                      572,342                 851,964
                                                                          --------                --------

Net cash provided by operating activities............                    $ 181,053               $ 367,659
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

                               September 30, 1995

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

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

The Partnership is incurring an asset management fee which is payable to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. Total accrued but unpaid asset management fees of $934,611 were outstanding at September 30, 1995.

The Partnership pays a disposition fee to an affiliate of the General Partner equal to 3% of the gross sales price for brokerage services performed in connection with the sale of the Partnership's properties. The fee is due and payable at the time the sale closes. The Partnership incurred $138,750 of such fees in connection with the sale of Wyoming Mall on March 31, 1995.

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships, if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive any additional funds under the facility because no amounts have been reserved for any particular partnership. As of September 30, 1995, $2,362,004 remained available for borrowing under the facility; however, additional funds could be available as other partnerships repay existing borrowings.

The General Partner has, in its discretion, advanced funds to enable the Partnership to meet its working capital requirements. These advances, which were unsecured and due on demand, accrued interest at a rate equal to the prime lending rate plus 1%.

McNeil Real Estate Fund XXI, L.P., an affiliate of the General Partner and joint owner of Wyoming Mall had advanced funds to the Partnership for tenant improvements and operations at Wyoming Mall. The advances were unsecured and due on demand and accrued interest at a rate of prime plus 3 1/2%.

In April 1995,  the  Partnership  utilized the proceeds from the sale of Wyoming
Mall to repay all outstanding affiliate advances and the related accrued interest.

The total advances from affiliates at September 30, 1995 and December 31, 1994 consist of the following:

                                                                       September 30,             December 31,
                                                                           1995                      1994
                                                                        ----------                ---------
Advance from General Partner - revolving
   credit facility........................................              $        -                $167,102
Advances from General Partner - other.....................                       -                 301,155
Advances purchased by General Partner.....................                       -                  16,397
Advances from McNeil Real Estate Fund XXI, L.P............                       -                 300,000
Accrued interest payable..................................                       -                 130,475
                                                                         ---------                 -------
                                                                        $        -                $915,129
                                                                         =========                 =======

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                          --------------------------------
                                                                            1995                    1994
                                                                          --------                --------
Property management fees..................................                $ 99,459                $116,016
Charged to interest - affiliates:
   Interest on advances from affiliates - General
     Partner..............................................                  18,568                  51,665
Charged to loss on disposition of real estate:
   Disposition fee........................................                 138,750                       -
Charged to general and administrative -
   affiliates:
   Partnership administration.............................                  86,930                  85,649
   Asset management fee...................................                 111,454                 131,201
                                                                           -------                 -------
                                                                          $455,161                $384,531
                                                                           =======                 =======

NOTE 6.
------

On March 31, 1995, Wyoming Mall was sold to an unrelated third party for a cash price of $9,250,000. The Partnership had a 50% undivided interest in the assets, liabilities and operations of Wyoming Mall, owned jointly with McNeil Real Estate Fund XXI, L.P. Cash proceeds and the loss on the disposition is detailed below:

                                                                        Loss on Sale            Cash Proceeds
                                                                        -----------              -----------
Sales Price..........................................                   $4,625,000              $4,625,000

Selling costs........................................                     (234,838)               (234,838)
Mortgage note prepayment penalty.....................                     (138,441)               (138,441)
Carrying value.......................................                   (4,325,663)
Accounts receivable..................................                      (81,749)
Deferred borrowing costs.............................                      (49,910)
Prepaid expenses.....................................                      (40,036)
                                                                         ---------

Loss on disposition of real estate...................                   $ (245,637)
                                                                         =========


Retirement of mortgage note..........................                                           (3,452,337)
Payment of 1994 taxes at closing.....................                                              (23,735)
Real estate tax proration............................                                              (14,154)
Credit for security deposit liability................                                              (22,581)
                                                                                                ----------
Net cash proceeds....................................                                          $   738,914
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

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------        ---------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------

FINANCIAL CONDITION
-------------------

The Partnership reported a net loss of $391,289 for the first nine months of 1995 as compared to $484,305 for the same period in 1994.

On March 31, 1995, Wyoming Mall was sold to an unrelated third party for a cash price of $9,250,000. The Partnership had a 50% undivided interest in the assets, liabilities and operations of Wyoming Mall, owned jointly with McNeil Real Estate Fund XXI, L.P. The Partnership received net cash proceeds of $738,914 from the sale of the property and recorded a loss on disposition of real estate of $245,637. The Partnership recorded $258,066 of revenue and $271,115 of expense during the first nine months of 1995 for Wyoming Mall.

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

No additional advances from affiliates were required during the first nine months of 1995. In January 1995, the Partnership was able to repay $220,000 of affiliate advances and accrued interest. In April 1995, the proceeds from the sale of Wyoming Mall enabled the Partnership to repay the remaining $713,697 of the affiliate advances and accrued interest.

RESULTS OF OPERATIONS
---------------------

Revenue:

Rental revenue decreased $208,836 and $305,736 for the three and nine months ended September 30, 1995, respectively, as compared to the same periods in 1994, primarily due to the sale of Wyoming Mall.

Interest income increased $1,198 and $8,932 for the three and nine months ended September 30, 1995, respectively, as compared to the same periods of 1994. The increase is primarily due to higher average cash balances that resulted from the sale proceeds of Wyoming Mall.

The Partnership recorded $38,749 of gain on legal settlement during the first half of 1995. In May 1995, the Partnership received cash of $29,292 and common and preferred stock in the reorganized Southmark that was subsequently sold for $9,457, as full satisfaction of claims previously filed in the Bankruptcy Court.

Expenses:

Total expenses decreased $274,880 and $351,071 for the three and nine months ended September 30, 1995, respectively, as compared to the same periods of 1994 primarily due to the sale of Wyoming Mall. This decrease was partially offset by the $245,637 loss on the sale of Wyoming Mall recorded in March 1995.

Interest - affiliates decreased $18,691 and $33,097 for the three and nine months ended September 30, 1995, respectively, as compared to the same periods of 1994. The sale of Wyoming Mall enabled the Partnership to repay all outstanding affiliate advances, thereby reducing affiliate interest expense.

Property tax expense decreased $30,936 and $80,275 for the three and nine months ended September 30, 1995, respectively, as compared to the same periods of 1994. A decrease of $19,011 and $58,703 for the respective three and nine months periods is due to the reduction in property tax expense at Harbour Club III Apartments that occurred from a successful tax appeal. The remaining decrease is due to the sale of Wyoming Mall.

Repairs and maintenance expense decreased $46,168 and $61,090 for the three and nine months ended September 30, 1995, respectively, as compared to the same periods of 1994 primarily due to a decrease carpet and appliance replacements at Harbour Club III Apartments. Additionally, the decrease is due to the sale of Wyoming Mall.

Other property operating expense increased $12,751 and decreased $20,293 for the three and nine months ended September 30, 1995, respectively, as compared to the same periods of 1994. During the third quarter of 1994, Abbey Lane and Lexington Green Apartments received $21,828 property insurance refunds. No such refunds were received in 1995. This increase was partially offset by a decrease in other property operating expenses at Harbour Club III Apartments. During 1994, Harbour Club III Apartments incurred approximately $11,000 of legal fees related to a golf course associated with Harbour Club Apartments, while $2,000 of such fees were incurred during 1995. Additionally, improved economic conditions in Belleville, Michigan, where Harbour Club III Apartments is located, has enabled the apartments to reduce bad debts approximately $26,000 during 1995. The remaining decrease is due to the sale of Wyoming Mall.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership was provided $181,053 of cash by operating activities during the first nine months of 1995 as compared to $367,659 for the same period in 1994. Cash received from tenants, cash paid to suppliers, interest paid and property taxes paid decreased due to the sale of Wyoming Mall. Due to the improved cash position from the sale of Wyoming Mall, the Partnership was able to pay $149,043 of interest and $352,931 of fees due to affiliates.

Net cash provided by investing activities was $530,388 for the first nine months of 1995 as compared to $63,104 of cash used in investing activities for the same period of 1994. The Partnership received $738,914 of cash proceeds from the sale of Wyoming Mall on March 31, 1995. Cash used for additions to real estate totaled $208,526 during the first nine months of 1995 as compared to $63,104 during the same period of 1994. The increase in capital expenditures is primarily due to an ongoing apartment refurbishment program as well as a partial roof replacement at Harbour Club III Apartments.

Net cash used in financing activities was $856,018 during the first nine months of 1995 as compared to $111,210 for the same period of 1994. Principal payments on mortgage notes payable decreased due to the retirement of the mortgage note related to Wyoming Mall. During the first nine months of 1995, the improved cash position enabled the Partnership to repay all outstanding advances from affiliates of the General Partner.

At September 30, 1995, the Partnership held cash and cash equivalents of $444,634.

Short-term liquidity:
--------------------

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

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships, if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive any additional funds under the facility because no amounts have been reserved for any particular partnership. As of September 30, 1995, $2,362,004 remained available for borrowing under the facility; however, additional funds could be available as other partnerships repay existing borrowings. Additionally, the General Partner has, in its discretion, advanced funds to the Partnership in addition to the revolving credit facility. The General Partner is not obligated to advance funds to the Partnership and there is no assurance that the Partnership will receive additional funds.

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

Long-term liquidity:
-------------------

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

Distributions:
-------------

To maintain adequate cash balances of the Partnership, distributions to Current Income Unit holders were suspended in 1988. There have been no distributions to Growth/Shelter Units holders. Distributions to Unit holders will remain suspended for the foreseeable future. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support distributions to the Unit holders.

                           PART II. OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS
------       -----------------

1) HCW Pension Real Estate Fund, Ltd. et al. v. Ernst & Young, BDO Seidman, et al (Case #92-06560-A). This suit was filed on behalf of the Partnership and other affiliated partnerships (the "Affiliated Partnerships") on May 26, 1992, in the 14th Judicial District Court of Dallas County. The petition sought re-covery against the Partnership's former auditors, Ernst & Young, for negligence and fraud in failing to detect and/or report overcharges of fees/expenses by Southmark, the former general partner. The former auditors asserted counterclaims against the Affiliated Partnerships based on alleged fraudulent misrepresentations made to the auditors by the former management of the Affiliated Partnerships (Southmark) in the form of client representation letters executed and delivered to the auditors by Southmark management. The counterclaims sought recovery of attorneys' fees and costs incurred in defending this action. The original petition also alleged causes of action against certain former officers and directors of the Partnership's original general partner for breach of fiduciary duty, fraud and conspiracy relating to the improper assessment and payment of certain administrative fees/expenses. On January 11, 1994 the allegations against the former officers and directors were dismissed.

The trial court granted summary judgment in favor of Ernst & Young and BDO Seidman on the fraud and negligence claims based on the statute of limitations. The Affiliated Partnerships appealed the summary judgment to the Dallas Court of Appeals. In August 1995, the Appeals Court upheld all of the summary judgments in favor of the Defendants, except it overturned the Summary Judgment as to the fraud claim against Ernst & Young. Therefore, Plaintiffs will proceed to trial unless a reasonable settlement can be effected between the parties. The ultimate outcome of this litigation cannot be determined at this time.

2) Martha Hess, et. al. v. Southmark Equity Partners II, Ltd. (presently known as McNeil Real Estate Fund XXV, L.P.), Southmark Income Investors, Ltd., Southmark Equity Partners, Ltd., Southmark Realty Partners III, Ltd., and
Southmark Realty Partners II, Ltd., et al. ("Hess"); Kotowski v. Southmark Equity Partners, Ltd. and Donald Arceri v. Southmark Income Investors, Ltd. These cases were previously pending in the Illinois Appellate Court for the First District ("Appellate Court"), as consolidated case no. 90-107. Consolidated with these cases are an additional 14 matters against unrelated partnership entities. The Hess case was filed on May 20, 1988, by Martha Hess, individually and on behalf of a putative class of those similarly situated. The original, first, second and third amended complaints in Hess sought rescission, pursuant to the Illinois Securities Act, of over $2.7 million of principal invested in five Southmark (now McNeil) partnerships, and other relief including damages for breach of fiduciary duty and violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. The original, first, second and third amended complaints in Hess were dismissed against the defendant-group because the Appellate Court held that they were not the proper subject of a class action complaint. Hess was, thereafter, amended a fourth time to state causes of action against unrelated partnership entities. Hess went to judgment against that unrelated entity and the judgment, along with the prior dismissal of the class action, was appealed. The Hess appeal was decided by the Appellate Court during 1992. The Appellate Court affirmed the dismissal of the breach of fiduciary duty and consumer fraud claims. The Appellate Court did, however, reverse in part, holding that certain putative class members could file class action complaints against the defendant-group. Although leave to appeal to the Illinois Supreme Court was sought, the Illinois Supreme Court refused to hear the appeal. The effect of the denial is that the Appellate Court's opinion remains standing. On June 15, 1994, the Appellate Court issued its mandate sending the case back to Trial Court.

In late January 1995, Plaintiffs filed a Motion to File an Amended Consolidated Class Action Complaint, which amends the complaint to name McNeil Partners, L.P. as the successor general partner to Southmark Investment Group. In February 1995, Plaintiffs filed a Motion for Class Certification.

In September 1995, the court granted Plaintiffs' Motion to File an Amended Complaint to Consolidate and for Class Certification. Defendants have answered the Complaint and have plead that the Plaintiffs did not give timely notice of their right to rescind within six months of knowing that right. The ultimate outcome of this litigation cannot be determined at this time.

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


(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 1995.

                       MCNEIL REAL ESTATE FUND XXII, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                                   McNEIL REAL ESTATE FUND XXII, L.P.

                                                   By:  McNeil Partners, L.P., General Partner

                                                        By: McNeil Investors, Inc., General Partner



     November 13, 1995                             By:  /s/  Donald K. Reed
-----------------------------                          -----------------------------------------
Date                                                    Donald K. Reed
                                                        President and Chief Executive Officer



     November 13, 1995                             By:  /s/  Robert C. Irvine
-----------------------------                          -----------------------------------------
Date                                                    Robert C. Irvine
                                                        Chief Financial Officer of McNeil Investors, Inc.
                                                        Principal Financial Officer



     November 13, 1995                             By:  /s/  Carol A. Fahs
-----------------------------                          -----------------------------------------
Date                                                    Carol A. Fahs
                                                        Chief Accounting Officer of McNeil Real Estate
                                                        Management, Inc.
