Form 10-K405
period 1995-12-31
MCNEIL REAL ESTATE FUND XXII L P
filed 1996-03-29
CIK 758745

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K405

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

      For the fiscal year ended                 December 31, 1995
                                     -----------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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


             13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240
------------------------------------------------------------------------------
         (Address of principal executive offices)            (Zip code)

Registrant's telephone number, including area code      (214)  448-5800
                                                  ----------------------------

Securities registered pursuant to Section 12(b) of the Act: None
----------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:
                                        Current Income Limited Partnership Units
                                        Growth/Shelter Limited Partnership Units

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                         ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

All of the Registrant's 33,208,117 limited partnership units are held by non-affiliates. The aggregate market value of units held by non-affiliates is not determinable since there is no public trading market for limited partnership units and transfers of units are subject to certain restrictions.

Documents Incorporated by Reference:        See Item 14, Page 39

                                TOTAL OF 41 PAGES

                                     PART I

ITEM 1.      BUSINESS
------       --------

ORGANIZATION
------------

McNeil Real Estate Fund XXII, L.P., (the "Partnership"), formerly known as Southmark Realty Partners II, Ltd. was organized on November 30, 1984 as a limited partnership under the provisions of the California Revised Limited Partnership Act to acquire and operate commercial and residential properties. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert A. McNeil ("McNeil"). The General Partner was elected at a meeting of limited partners on March 26, 1992, at which time an amended and restated partnership agreement (the "Amended Partnership Agreement") was adopted. Prior to March 26, 1992, the general partner of the Partnership was Southmark Investment Group, Inc. (the "Original General Partner"), a wholly-owned subsidiary of Southmark Corporation ("Southmark"). The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240.

On February 26, 1985, the Partnership registered with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933 (File No. 2-94740) and commenced a public offering for sale of $55,000,000 of limited partnership units. There were two classes of limited partnership units, designated as Current Income Units and Growth/Shelter Units offered (referred to collectively as "Units"). The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units closed on December 31, 1985, with 33,333,867 Units (19,922,588 Current Income Units and 13,411,279 Growth/Shelter Units) sold at one dollar each, or gross proceeds of $33,333,867. The Partnership subsequently filed a Form 8-A Registration Statement with the SEC and registered its Units under the Securities Exchange Act of 1934 (File No. 0-14268). In 1991, 13,750 Units were rescinded, and in 1993, 1994 and 1995 20,000, 32,000 and
60,000 Units, respectively, were relinquished leaving 33,208,117 Units (19,825,588 Current Income Units and 13,382,529 Growth/Shelter Units) outstanding at December 31, 1995.

SOUTHMARK BANKRUPTCY AND CHANGE IN GENERAL PARTNER
--------------------------------------------------

On July 14, 1989, Southmark filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Neither the Partnership, the General Partner nor the Original General Partner were included in the filing. Southmark's reorganization plan became effective August 10, 1990. Under the plan, most of Southmark's assets, which included Southmark's interests in the Original General Partner, are being sold or liquidated for the benefit of creditors.

In accordance with Southmark's reorganization plan, Southmark, McNeil and various of their affiliates entered into an asset purchase agreement on October 12, 1990, providing for, among other things, the transfer of control to McNeil or his affiliates of 34 limited partnerships (including the Partnership) in the Southmark portfolio.

On February 14, 1991, pursuant to the asset purchase agreement as amended on that date, McNeil Real Estate Management, Inc. ("McREMI"), an affiliate of McNeil acquired the assets relating to the property management and partnership administrative business of Southmark and its affiliates and commenced management of the Partnership's properties pursuant to an assignment of the existing property management agreements from the Southmark affiliates.

On March 26, 1992, the limited partners approved a restructuring proposal that provided for (i) the replacement of the Original General Partners with a new general partner, the General Partner; (ii) the adoption of the Amended Partnership Agreement which substantially alters the provisions of the original partnership agreement relating to, among other things, compensation, reimbursement of expenses and voting rights; (iii) the approval of an amended management agreement with McREMI, the Partnership's property manager; and (iv) the approval to change the Partnership's name to McNeil Real Estate Fund XXII, L.P. Under the Amended Partnership Agreement, the Partnership began accruing an asset management fee, retroactive to February 14, 1991, which is payable to the new General Partner. For a discussion of the methodology for calculating the asset management fee, see Item 13 Certain Relationships and Related Transactions. The proposals approved at the March 26, 1992 meeting were implemented as of that date.

Concurrent with the approval of the restructuring, the General Partner acquired from Southmark and its affiliates, for aggregate consideration of $18,861, (i) the right to receive payment on the advances owing from the Partnership to Southmark and its affiliates in the amount of $16,397, and (ii) the general partner interest of the Original General Partner. None of the Units are owned by the General Partner or its affiliates.

Settlement Of Claims:

The Partnership filed claims with the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court") against Southmark for damages relating to improper overcharges, breach of contract and breach of fiduciary duty. The Partnership settled these claims in 1991, and such settlement was approved by the Bankruptcy Court.

An Order Granting Motion to Distribute Funds to Class 8 Claimants dated April 14, 1995 was issued by the Bankruptcy Court. In accordance with the Order, in May 1995 the Partnership received in full satisfaction of its claims, $29,292 in cash, and common and preferred stock in the reorganized Southmark which amounts represent the Partnership's pro-rata share of Southmark assets available for Class 8 Claimants. The Partnership sold the Southmark common and preferred stock in May 1995 for $9,457 which, combined with the cash proceeds from Southmark, resulted in a gain on legal settlement of $38,749.

CURRENT OPERATIONS
------------------

General:

The Partnership is engaged in real estate activities, including the ownership, operation and management of residential and retail real estate. At December 31, 1995, the Partnership owned one income-producing property as described in Item 2
- Properties.

The Partnership does not directly employ any personnel. The General Partner conducts the business of the Partnership directly and through its affiliates. The Partnership reimburses affiliates of the General Partner for such services rendered in accordance with the Amended Partnership Agreement. See Item 8 - Note 2 - "Transactions With Affiliates".

The business of the Partnership to date has involved only one industry segment. See Item 8 - Financial Statements and Supplementary Data. The Partnership has no foreign operations. The business of the Partnership is not seasonal.

Business Plan:

The Partnership's anticipated plan of operations for 1996 is to preserve or increase the net operating income of its property whenever possible, while at the same time making whatever capital expenditures are reasonable under the circumstances in order to preserve and enhance the value of the Partnership's property. The General Partner is evaluating market and other economic conditions to determine the optimum time to commence a sale of the Partnership's last property in accordance with the terms of the Amended Partnership Agreement. In conjunction therewith, the General Partner will continue to explore potential avenues to enhance the value of the Units in the Partnership, which may include, among other things, asset sales or refinancings of the Partnership's properties which may result in distributions to the limited partners. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Competitive Conditions:

Since the principal business of the Partnership is to own and operate real estate, the Partnership is subject to all of the risks incident to ownership of real estate and interests therein, many of which relate to the illiquidity of this type of investment. These risks include changes in general or local economic conditions, changes in supply or demand for competing properties in an area, changes in interest rates and availability of permanent mortgage funds which may render the sale or refinancing of a property difficult or unattractive, changes in real estate and zoning laws, increases in real property tax rates and Federal or local economic or rent controls. The illiquidity of real estate investments generally impairs the ability of the Partnership to respond promptly to changed circumstances. The Partnership competes with numerous established companies, private investors (including foreign investors), real estate investment trusts, limited partnerships and other entities (many of which have greater resources than the Partnership) in connection with the sale, financing and leasing of properties. The impact of these risks on the
Partnership, including losses from operations and foreclosures in the Partnership's property, is described in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. For a detailed discussion of the competitive conditions for the Partnership's property see Item 2 - Properties.

Other information:

The environmental laws of the Federal government and of certain state and local governments impose liability on current property owners for the clean-up of hazardous and toxic substances discharged on the property. This liability may be imposed without regard to the timing, cause or person responsible for the release of such substances onto the property. The Partnership could be subject to such liability in the event that it owns a property having such environmental problems. The Partnership has no knowledge of any pending claims or proceedings regarding such environmental problems.

ITEM 2.      PROPERTIES
------       ----------

The following table sets forth the investment portfolio of the Partnership at December 31, 1995. The buildings and the land on which they are located are owned in fee, subject in each case to a first lien deed of trust as set forth more fully in Item 8 - Note 5 - "Mortgage Note Payable". See also Item 8 - Note 4 - "Real Estate Investment" and Schedule III - "Real Estate Investment and Accumulated Depreciation and Amortization". In the opinion of management, the property is adequately covered by insurance.

                                            Net Basis of                          1995            Date
Property              Description             Property           Debt         Property Tax      Acquired
--------              -----------           -----------       ----------       -----------      --------
Harbour Club III (1)  Apartments
   Belleville, MI     331 units            $ 5,504,538       $ 6,026,515       $   158,523        5/86

(1) Harbour Club III Apartments is owned by Harbour Club Associates Limited Partnership, which is wholly-owned by the Partnership and its General Partner.

The following table sets forth the property's occupancy rate and rent per square foot for the last five years:

                                        1995            1994           1993           1992            1991
                                       -------         -------        -------        -------         -------
Harbour Club III
----------------
   Occupancy Rate............             96%             91%            90%            95%             93%
   Rent Per Square Foot......           $7.21           $6.75          $6.74          $6.42           $6.33


Occupancy rate represents all units leased divided by the total number of units of the property as of December 31 of the given year. Rent per square foot represents all revenue, except interest, derived from the property's operations divided by the leasable square footage of the property.

Competitive conditions
----------------------

Harbour Club III
----------------

Harbour Club III, located in Belleville, Michigan, was built in 1972 as a part of a four-phase apartment complex. The property offers a complete package of amenities including a golf course, clubhouse, exercise room, tanning beds, tennis courts, saunas, boat docks and launch, and playgrounds. The apartments located in this phase of the complex offer lake and golf course views. The Belleville market has significantly rebounded to an occupancy rate of 96%. Harbour Club III is operating at an occupancy rate of 96% and has not increased rents for five years due to restrictions imposed by the Department of Housing and Urban Development ("HUD"), the property's mortgage holder, as well as the lack of capital improvements. The property is currently petitioning HUD to increase rental rates. The property's closest competitor has rental rates approximately $100 per month above Harbour Club III's rates. Security concerns are prompting demands from tenants for improved lighting, limited access gates and fencing, as offered by competitors. The property has a large amount of deferred maintenance and the property is unable to generate cash to meet its capital improvement needs. Management is currently seeking alternatives to fund the needed capital improvements. The ability of the property to compete in the market will be directly determined by the amount of capital dollars spent to upgrade the property to community standards.

ITEM 3.  LEGAL PROCEEDINGS
------   -----------------

The Partnership is not party to, nor is the Partnership's property the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to the Partnership, except for the following:

1)   HCW Pension Real Estate Fund, Ltd. et al. v. Ernst & Young,  BDO Seidman et
     ---------------------------------------------------------------------------
     al (Case #92-06560-A). This suit was filed on behalf of the Partnership and
     --------------------
     other affiliated partnerships (the "Affiliated Partnerships") on May 26, 1992, in the 14th Judicial District Court of Dallas County. The petition sought recovery against the Partnership's former auditors, Ernst & Young, for negligence and fraud in failing to detect and/or report overcharges of fees/expenses by Southmark, the former general partner. The former auditors initially asserted counterclaims against the Affiliated Partnerships based on alleged fraudulent misrepresentations made to the auditors by the former management of the Affiliated Partnerships (Southmark) in the form of client representation letters executed and delivered to the auditors by Southmark management. The counterclaims sought recovery of attorneys' fees and costs incurred in defending this action. The counterclaims were later dismissed on appeal, as discussed below.

     The trial court granted summary judgment against the Partnership based on the statute of limitations; however, on appeal, the Dallas Court of Appeals reversed the trial court and remanded for trial the Partnerships' fraud claims against Ernst & Young. The Texas Supreme Court denied Ernst & Young's application for writ of error on January 11, 1996. The Partnership is continuing to pursue vigorously its claims against Ernst & Young; however, the final outcome of this litigation cannot be determined at this time.

2)   Martha Hess, et al. v. Southmark Equity Partners II, Ltd.  (presently known
     ---------------------------------------------------------------------------
     as McNeil Real Estate Fund XXV, L.P.),  Southmark Income  Investors,  Ltd.,
     ---------------------------------------------------------------------------
     Southmark Equity Partners,  Ltd.,  Southmark Realty Partners III, Ltd., and
     ---------------------------------------------------------------------------
     Southmark Realty Partners II, Ltd., et al. ("Hess");  Kotowski v. Southmark
     ---------------------------------------------------------------------------
     Equity Partners, Ltd. and Donald Arceri v. Southmark Income Investors, Ltd.
     ---------------------------------------------------------------------------
     These cases were previously pending in the Illinois Appellate Court for the First District ("Appellate Court"), as consolidated Case No. 90-107. Consolidated with these cases are an additional 14 matters against unrelated partnership entities. The Hess case was filed on May 20, 1988, by Martha Hess, individually and on behalf of a putative class of those similarly situated. The original, first, second and third amended complaints in Hess sought rescission, pursuant to the Illinois Securities Act, of over $2.7 million of principal invested in five Southmark (now McNeil) partnerships, and other relief including damages for breach of fiduciary duty and violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. The original, first, second and third amended complaints in Hess were dismissed against the defendant-group because the Appellate Court held that they were not the proper subject of a class action complaint. Hess was, thereafter, amended a fourth time to state causes of action against unrelated partnership entities. Hess went to judgment against that unrelated entity and the judgment, along with the prior dismissal of the class action, was appealed. The Hess appeal was decided by the Appellate Court during 1992. The Appellate Court affirmed the dismissal of the breach of fiduciary duty and consumer fraud claims. The Appellate Court did, however, reverse in part, holding that certain putative class members could file class action complaints against the defendant-group. Although leave to appeal to the Illinois Supreme Court was sought, the Illinois Supreme Court refused to hear the appeal. The effect of the denial is that the Appellate Court's opinion remains standing. On June 15, 1994, the Appellate Court issued its mandate sending the case back to Trial Court.

     In late January 1995, Plaintiffs filed a Motion to File an Amended Consolidated Class Action Complaint, which amends the complaint to name McNeil Partners, L.P. as the successor general partner to Southmark Investment Group. In February 1995, Plaintiffs filed a Motion for Class Certification. The amended cases against the defendent-group, and others are proceeding under the caption George and Joy Krugler v. I.R.E. Real
                                         ---------------------------------------
     Estate Income Fund,  Jerry and Barbara Neuman v. Southmark  Equity Partners
     ---------------------------------------------------------------------------
     II, Richard and Theresa  Bartoszewski v. Southmark Realty Partners III, and
     ---------------------------------------------------------------------------
     Edward and Rose Weskerna v. Southmark Realty Partners II.
     --------------------------------------------------------

     In September 1995, the court granted Plaintiffs' Motion to File an Amended Complaint to Consolidate and for Class Certification. Defendants have answered the Complaint and have plead that the Plaintiffs did not give timely notice of their right to rescind within six months of knowing that right. The ultimate outcome of this litigation cannot be determined at this time. While the Partnership has objected to the Motion, the ultimate resolution of this litigation, which is expected to occur within one year, could result in a loss to the Partnership of up to $355,000 in addition to related legal fees. No accrual has been recorded related to this litigation.

3)   Nicpon v.  Southmark  Realty  Partners II  (presently  known as McNeil Real
     ---------------------------------------------------------------------------
     Estate Fund XXII, L.P.) 89 CH 4118, seek rescission of certain  partnership
     ----------------------
     interests and damages for breach of fiduciary duty in violation of the Illinois Consumer Fraud Act. These actions were tried to the court on August 28, 1992 and the Court dismissed all but $21,269 of the claims. Those claims represent rescission claims, agreed to by the defendant that have now been paid by the defendant. The plaintiffs filed notices of appeal from these dismissals. The plaintiffs presented, on February 3, 1995, their motion to file an amended consolidated class action complaint and, on February 15, 1995, their motion to certify a class. The defendant-group intends to object to both of these motions. The Court has yet to rule on either the motion for leave to file the amendment or the motion for class certification. The ultimate outcome of this proceeding cannot be determined at this time.

4)   Dick and Aloma  Anderson v.  McNeil  Real  Estate Fund XXII,  L.P. , McNeil
     ---------------------------------------------------------------------------
     Partners,  L.P.,  Wayne T. Shipp, the Wayne Shipp Agency,  Inc.,  Southmark
     ---------------------------------------------------------------------------
     Investment Group, Inc. and Southmark Realty Partners, Ltd. This lawsuit was
     ---------------------------------------------------------
     filed in November 1993 in Washington State in the Clark County Superior Court. In 1985, the plaintiffs apparently spent $22,000 to purchase limited partnership interests in Southmark Realty Partners Ltd. II , (not named by them as a defendant ) whose name is now McNeil Real Estate Fund XXII, L.P. (the "Partnership"). Plaintiffs allege that in connection with the transactions by which McNeil Partners, L.P. became general partner of the Partnership, and by which certain changes were made in the Partnership, the McNeil entities engaged in the offer and/or sale of unregistered securities in violation of Washington law. The plaintiffs have alleged that certain of the other defendants -- specifically Mr. Shipp and the Shipp Insurance Agency -- engaged in fraud in connection with the sale of limited partnership interests in the Partnership to plaintiffs. The plaintiffs have not made fraud allegations against any of the McNeil or Southmark entities. The majority of plaintiffs' claims against the Partnership are based on allegations that the securities are not registered in the State of Washington. Counsel's research indicates that there are two possible exemptions to the registration of securities which apply to this matter. These statutory exceptions are under review by the plaintiffs' attorney. Counsel for the Partnership was contacted recently and asked whether the Partnership would be interested in repurchasing Plaintiffs' units at a discount. Plaintiffs will be advised of their option to abandon their units back to the Partnership for no consideration. The ultimate outcome of this proceeding cannot be determined at this time.

For a discussion of the Southmark  bankruptcy,  see Item 1 - Business.  See also
Item 8 - Note 9 - "Gain on Legal Settlement".

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------       ---------------------------------------------------

None.
                                     PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP AND
------       ------------------------------------------------------------
             RELATED SECURITY HOLDER MATTERS
             -------------------------------

(A) There is no established public trading market for limited partnership units, nor is one expected to develop.

(B)      Title of Class                            Number of Record Unit Holders
         --------------                            -----------------------------

         Limited partnership units                 2,648 as of February 16, 1996

(C) No distributions were made to the partners in 1995 or 1994 and none are anticipated in 1996. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support distributions to the partners. See Item 7
         - Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8 - Note 1 "Organization and Summary of Significant Accounting Policies - Distributions."

ITEM 6. SELECTED FINANCIAL DATA
------  -----------------------

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in Item 8 - Financial Statements and Supplementary Data.

                                                               Years Ended December 31,
Statements of                           ---------------------------------------------------------------------
Operations                                1995           1994            1993           1992           1991
------------------                      ---------      ---------      ----------      ---------     ---------
Rental revenue................         $2,456,308     $2,950,795      $5,655,988     $6,168,199    $6,223,307
Write-down for permanent
  impairment of  real estate                    -              -         735,288      5,101,763             -
Loss on disposition of real
  estate......................            245,637              -       1,443,330              -             -
Loss before extraordinary
  items.......................           (308,378)      (565,993)     (3,829,270)    (7,801,365)    (2,272,922)
Extraordinary items...........                  -              -       3,583,014        119,606        335,999
Net loss......................           (308,378)      (565,993)       (246,256)    (7,681,759)    (1,936,923)


Net loss per thousand
  limited partnership
  Units:
Loss before extraordinary
  items:
  Current Income Units........         $    (1.40)    $    (2.56)     $   (17.32)    $   (35.24)    $   (10.27)
  Growth/Shelter Units........             (20.74)        (38.04)        (257.23)       (524.05)       (152.61)

Extraordinary items:
  Current Income Units........                  -              -           16.20            .54           1.52
  Growth/Shelter Units........                  -              -          240.69           8.03          22.56

Net loss:
  Current Income Units........              (1.40)          (2.56)         (1.12)        (34.70)         (8.75)
  Growth/Shelter Units........             (20.74)         (38.04)        (16.54)       (516.02)       (130.05)



                                                                 As of December 31,
                                       -----------------------------------------------------------------------
Balance Sheets                            1995           1994            1993           1992           1991
--------------                         ----------     ----------      ----------     ----------     ----------
Real estate, net...............       $ 5,504,538    $ 5,632,109     $10,543,632    $26,473,696    $32,731,915
Asset held for sale............                 -      4,393,157               -              -              -
Total assets...................         6,407,931     11,314,161      11,558,910     27,626,566     34,358,182
Mortgage notes payable, net....         6,026,515      9,534,751       9,622,454     25,289,348     25,233,561
Partners' equity (deficit).....        (1,419,024)    (1,110,646)       (544,653)      (298,397)     7,383,362

Abbey Lane Apartments and Lexington Green Apartments were conveyed via a deed in lieu of foreclosure on September 30, 1993. Wyoming Mall was sold on March 31, 1995. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
------       -----------------------------------------------------------
             AND RESULTS OF OPERATIONS
             -------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership was provided $448,347 of cash from operations during 1995 as compared to $500,253 in 1994. The Partnership experienced a reduction in cash received from tenants due to the sale of Wyoming Mall in March 1995. The Partnership also experienced declines in cash paid to suppliers, interest paid and property taxes paid as a result of the sale. With the proceeds from the sale of Wyoming Mall, the Partnership was able make a $250,000 payment for asset management fees and repay all the affiliate advances and accrued interest. During 1995, the Partnership also received $38,749 for a legal settlement with Southmark and $134,434 as a property tax refund as a result of a successful tax appeal.

Cash provided by operations increased $184,266 in 1994 as compared to 1993. In June 1993, the Partnership ceased making the interest only debt service payments on the mortgage notes related to Abbey Lane and Lexington Green Apartments. In September 1993, the Partnership transferred the two properties to unaffiliated partnerships via a deed-in-lieu of foreclosure. These transactions, although reducing the cash received from tenants, relieved the Partnership of significant cash obligations, including cash paid to suppliers and interest, thereby increasing the cash flow from operations.

Cash paid to affiliates decreased $171,292 in 1994 as compared to 1993 due to the decrease in property management fees - affiliates expense because of the loss of Lexington Green and Abbey Lane Apartments, as discussed above.

The Partnership expended $270,552, $146,836 and $346,003 for capital improvements to its properties in 1995, 1994 and 1993, respectively. The 1994 decrease is attributable to the loss of Abbey Lane and Lexington Green Apartments. The 1995 increase is attributable to Harbour Club III's capital improvements. The Partnership also received proceeds of $738,914 for the sale of Wyoming Mall on March 31, 1995.

Net cash used in financing activities was $876,173 for 1995 as compared to $142,626 in 1994. During 1993, the Partnership received cash advances from the General Partner or its affiliates of $250,207. Wyoming Mall required additional cash of $100,000 in 1993 to meet operating requirements and the Partnership received $150,207 of such advances to pay Partnership general and administrative expenses, including costs associated with the proxy. The amounts of $20,874 and $53,909 of such advances were repaid in 1994 and 1993, respectively. During 1995, the improved cash position allowed the Partnership to repay all outstanding advances from affiliates of the General Partner in the amount of $784,654.

The Partnership's remaining property, through improved operations as well as curtailment of expenses, has been able to provide sufficient cash flow to meet its own working capital requirements. In addition, the sale of Wyoming Mall enabled the Partnership to meet its general and administrative expenses; therefore, no cash advances were required during 1995.

Short-term liquidity:

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive any additional funds under the facility because no amounts will be reserved for any particular partnership. As of December 31, 1995, $2,662,819 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay existing borrowings. This commitment will terminate on March 26, 1997.

Additionally, the General Partner has, at its discretion, advanced funds to the Partnership in addition to the revolving credit facility. As discussed below, the Partnership received other advances that were used to fund working capital requirements which advances were repaid in full in 1995. The General Partner is not obligated to advance funds to the Partnership and there is no assurance that the Partnership will receive additional funds.

Prior to the restructuring of the Partnership, affiliates of the Original General Partner advanced funds to enable the Partnership to meet its working capital requirements. These advances were purchased by, and were repaid to, the General Partner.

McNeil Real Estate Fund XXI, L.P., an affiliate of the General Partner and the joint owner of Wyoming Mall, advanced $320,874 in 1992 to the Partnership for use in tenant improvements and operations at Wyoming Mall. During 1994, the Partnership repaid $20,874 of these advances. During 1995, the Partnership repaid the $300,000 remaining advance. The advances were unsecured, due on demand and accrued interest at a rate of prime plus 3 1/2%.

The total advances from affiliates at December 31, 1995 and 1994 consist of the following:

                                                                         1995              1994
                                                                       ---------         --------
         Advances from General Partner- revolving credit
           facility                                                   $        -        $ 167,102
         Advances from General Partner - other                                 -          301,155
         Advances purchased by General Partner                                 -           16,397
         Advances from McNeil Real Estate Fund XXI, L.P.                       -          300,000
         Accrued interest payable                                              -          130,475
                                                                       ---------         --------
                                                                      $        -        $ 915,129
                                                                       =========         ========

The advances from the General Partner were unsecured, due on demand and accrued interest at the prime lending rate of Bank of America plus 1%. The prime lending rate was 9% at April 4, 1995 (date of repayment of loans) and 8.5% at December 31, 1994. With the proceeds from the sale of Wyoming Mall, the Partnership was able to repay all the advances outstanding.

Long-term liquidity:

While the outlook for maintenance of adequate levels of liquidity is adequate in the short term, should operations deteriorate and present cash resources become insufficient to fund current needs, the Partnership would require other sources of working capital. No such sources have been identified. The Partnership has no established lines of credit from outside sources. Other possible actions to resolve cash deficiencies include refinancing, deferral of capital expenditures except where improvements are expected to increase the competitiveness and marketability of the property, arranging financing from affiliates or the ultimate sale of the property. A sale or refinance is a possibility only, and as previously discussed, management is seeking additional financing.

Distributions:

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

FINANCIAL CONDITION
-------------------

The  accompanying   financial   statements  have  been  prepared   assuming  the
Partnership will continue as a going concern. The Partnership incurred losses of $308,378, $565,993, and $246,256 in 1995, 1994, and 1993, respectively.

At December 31, 1995, the Partnership held cash and cash equivalents of $629,747. The balance of cash and cash equivalents can be no more than a minimum level of cash reserves for the remaining property's operations. Operations of the property in 1996 are expected to provide sufficient positive cash flow for normal operations and debt service payments. However, Harbour Club III is in need of major capital improvements in order to maintain occupancy and rental rates at a level to continue to support operations and debt service. The necessary capital improvements will have to be funded from outside sources. No such sources have been identified. Management is currently seeking additional financing to fund these improvements, however such financing is not assured. If the property is unable to obtain additional funds and cannot maintain operations at a level to support its current debt, the property may ultimately be foreclosed on by the lender.

Harbour Club III is part of a four-phase apartment complex located in Belleville, Michigan. Phases I and II of the complex are owned by partnerships in which McNeil Partners, L.P. is the general partner; while Phase IV is owned by University Real Estate Fund 12, Ltd., ("UREF 12") whose general partner is an affiliate of Southmark. McREMI had been managing all four phases of the complex until December 1992, when the property management agreement between McREMI and UREF 12 was canceled. Additionally, in January 1993, Phase I defaulted on the mortgage loan to HUD and, unless a refinancing agreement can be reached with the lender, the property is subject to foreclosure. If Phase I is lost to foreclosure, it would be extremely difficult to operate Phases II and III because the pool and clubhouse are located in Phase I. As of year end, no steps have been taken towards foreclosure of Phase I.

These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Harbour Club III Apartments was 96% occupied at the end of December 1995 as compared to 91% and 90% at the end of December 1994 and 1993, respectively. Harbour Club III was able to provide enough cash flow from operations to meet ordinary operating expenses as well as the debt service for its related mortgage during 1995; however, the property is in need of major capital repairs and improvements in order to compete in its local market. The Partnership is seeking alternatives to fund the necessary improvements, but at this time no sources have been found.

The Partnership was formed to engage in the business of acquiring and operating income-producing real properties and holding the properties for investment. Since completion of its capital formation and property acquisition phases in 1986, when it completed the purchase of five properties, the Partnership has operated its properties for production of income. The Partnership's properties were adversely affected by competitive and over built markets, resulting in continuing cash flow problems. In 1988, Southmark Tower in Houston, Texas, was foreclosed on by the lender in full settlement of the mortgage indebtedness on the property. On September 30, 1993, two of the Partnership's properties, Abbey Lane and Lexington Green, were conveyed via a deed in lieu of foreclosure in full settlement of the mortgage indebtedness on the properties. As a result, the 1993 Statement of Operations include a $1,443,330 loss on disposition of real estate and an extraordinary gain on extinguishment of debt of $3,583,014. On March 31, 1995 the Partnership sold Wyoming Mall. The Partnership received $738,914 in net cash proceeds from the sale and recorded a loss on disposition of real estate of $245,637. The Partnership paid a disposition fee of 3% of the gross sales price to the General Partner in the amount of $138,750. See Item 8
Note 6 - "Property Dispositions". The Partnership continues to operate its remaining property, Harbour Club III.

When McNeil took over management of Wyoming Mall in 1991, the property had been experiencing large vacancy losses and negative cash flow. An intensive marketing and leasing effort over the next several years was embarked upon to sign new tenants for long-term leases in order to stabilize occupancy and the economic performance of the property. This effort resulted in improved occupancy over the ensuing periods and by the second quarter of 1993, occupancy had stabilized to a level of 92%. Until a stable occupancy could be reached, management was not in a position to determine if any permanent impairment had occurred because the size, location and demographics of the mall were unique to the Albuquerque, N.M. area. Accordingly, a "wait and see" posture was taken until such stabilization occurred. At about that time, during the third quarter of 1993, the Partnership received an unsolicited offer to buy the property. Management began serious negotiations with the prospective purchaser, and although the decision was made not to sell at that time, this offer from an unaffiliated third party established a market value that was close to the value calculated by the future cash flows of the stabilized leases. Accordingly, a write-down for permanent impairment of $735,288 was recorded during the third quarter of 1993, to adjust the carrying value to its estimated realizable value.

During 1994, management determined that Wyoming Mall had reached its optimum value and therefore began actively marketing the property for sale. On March 31, 1995, Wyoming Mall was sold to an unrelated third party for a cash price of $9,250,000. The Partnership had a 50% undivided interest in the assets, liabilities and operations of Wyoming Mall, owned jointly with McNeil Real Estate Fund XXI, L.P. The Partnership received net cash proceeds of $738,914 from the sale of the property and recorded a loss on disposition of real estate of $245,637. The Partnership paid a disposition fee of 3% of the gross sales price to the General Partner in the amount of $138,750. The Partnership recorded $265,274 of revenue and $270,725 of expenses during 1995 for Wyoming Mall.

The Partnership has had little ready cash reserves since its inception, and has been largely dependent on affiliates to support its operations. Payable to affiliates for property management fees, Partnership general and administrative expenses and asset management fees totaled $1,527,935 at December 31, 1995.

Until the Partnership is able to generate cash from operations or sales, the Partnership will be dependent on its present cash reserves, operation of the property, or financial support from affiliates. Distributions will remain suspended until cash reserves are judged adequate.

RESULTS OF OPERATIONS
---------------------

1995 compared to 1994

Revenue:

Total Partnership revenues in 1995 decreased $312,327 or 11% as compared to 1994. This decrease is primarily due to the sale of Wyoming Mall in March 1995.

Rental revenue decreased $494,487 or 17% for the year ended December 31, 1995 as compared to the same period in 1994, primarily due to the sale of Wyoming Mall.

Interest income increased $8,977 or 54% in 1995 as compared to 1994. The increase is primarily due to higher average cash balances that resulted from the sale proceeds of Wyoming Mall.

The Partnership recorded a $38,749 gain on legal settlement in 1995. In May 1995, the Partnership received cash of $29,292 and common and preferred stock in the reorganized Southmark that was subsequently sold for $9,457, as full satisfaction of claims previously filed in the Bankruptcy Court.

The Partnership also recorded $134,434 in other income during 1995 as a result of 1993-1994 property tax refund on Harbour Club III. This was the result of the successful tax appeal to reduce the property's taxable base value.

Expenses:

Total expenses decreased $569,942 or 16% for the year ended December 31, 1995 as compared to the same period of 1994.

During 1995, Wyoming Mall was sold and the effects from the sale were declines of $293,450 in interest, $225,217 in depreciation and amortization, $42,455 in property taxes, $25,418 in personnel expenses, $35,249 in property management fees - affiliates, $29,219 in repairs and maintenance and $79,833 in other property operating expenses.

In addition to the sale of Wyoming Mall, other factors affected the level of expenses reported by the remaining property.

Interest - affiliates decreased $53,034 or 74% in 1995 as compared to 1994. The sale of Wyoming Mall enabled the Partnership to repay all outstanding affiliate advances, thereby reducing affiliate interest expense.

Depreciation  and   amortization   increased  by  $25,632  due  to  the  capital
improvements made at Harbour Club III.

Property tax expense decreased $53,554 in 1995 as compared to 1994 due to the reduction in property tax expense at Harbour Club III Apartments that occurred from a successful tax appeal.

Property management fees-affiliates increased by $7,272 in 1995 as compared to 1994 due to the increase in rental revenue generated at Harbour Club III.


1994 compared to 1993

Revenue:

Rental revenue for 1994 was $2,950,795 as compared to $5,655,988 for 1993. The decrease was primarily due to the loss of Abbey Lane and Lexington Green Apartments via a deed in lieu of foreclosure in full settlement of the mortgage indebtedness on the properties in September 1993. The Partnership recorded
$2,754,042  of  rental  revenue  relating  to  Abbey  Lane and  Lexington  Green
Apartments in 1993. This decrease in rental revenue was partially offset by decreased vacancies at the Partnership's remaining two properties, due to marketing efforts to lease available space.

Interest income increased by $2,257 in 1994 as compared to 1993 due to higher average cash balances and higher interest rates. Cash and cash equivalents were $589,211 at December 31, 1994 as compared to $378,420 at December 31, 1993.

Expenses:

Total expenses for 1994 decreased by $6,031,337 as compared to 1993. The decrease was partially due to the loss of Abbey Lane and Lexington Green Apartments as discussed above. The 1993 expenses include a write-down for permanent impairment of real estate of $735,288 to reduce the carrying value of Wyoming Mall and a $1,443,330 loss on disposition of real estate. See discussion of "Financial Condition" and Item 8 - Note 4 - "Real Estate Investment".

Interest expense decreased by $1,307,678 as compared to 1993. Abbey Lane and Lexington Green Apartments recorded $1,297,132 of interest expense in 1993.

Interest expense - affiliates increased $12,771 as compared to 1993 due to higher average advance balances and increased interest rates.

Depreciation and amortization decreased by $591,919 as compared to 1993. The decrease was primarily due to the loss of Abbey Lane and Lexington Green Apartments in September 1993, as well as the reduction in basis of Wyoming Mall resulting from the write-down for permanent impairment.

Property taxes decreased by $314,338 as compared to 1993. The decrease was due to the loss of Abbey Lane and Lexington Green Apartments as well as a lower tax expense for Harbour Club III Apartments due to a successful tax appeal.

Personnel costs decreased by $444,403 as compared to 1993. Abbey Lane and Lexington Green Apartments recorded $474,743 of personnel expense in 1993. The decrease attributable to the loss of these two properties was partially offset by increases at Wyoming Mall and Harbour Club III due to staff additions to meet service requirements as well as higher employee insurance rates.

Repairs and maintenance expense decreased by $434,215 as compared to 1993. The Partnership recorded $388,903 of repair and maintenance expense for Abbey Lane and Lexington Green Apartments in 1993. A decrease in floor covering recurring replacements at Harbour Club III was responsible for the balance of the decrease.

Property management fees - affiliates decreased $157,138 as compared to 1993. The Partnership recorded $137,935 of management fees for Abbey Lane and Lexington Green Apartments in 1993. Additionally, the mortgage note encumbering Harbour Club III Apartments is insured by the Federal Housing Administration and is, therefore, regulated by HUD under Sections 223(f) and 224 of the National Housing Act. The Regulatory Agreement had limited the amount of property management fees that can be charged to 4.25%; and the Partnership received the approval of HUD to change the property management fees of Harbour Club III Apartments from 4.25% to 5% retroactive to May 30, 1991. The Partnership recorded $23,032 of such retroactive fees related to 1991 - 1992 during 1993.

Other property operating expenses decreased by $405,758 as compared to 1993. Abbey Lane and Lexington Green Apartments recorded $456,900 of other property operating expenses in 1993. The increase at the Partnership's two remaining properties was attributable to increased bad debts and legal fees. During 1994, a tenant occupying 10,123 square feet at Wyoming Mall moved out owing past due rent of approximately $20,000. Additionally, lower tenant profiles at Harbour Club III led to higher bad debt in 1994. Both properties incurred higher legal expenses to process the evictions related to the above bad debt.

General and administrative - affiliates decreased by $206,571 as compared to 1993. The decrease was partially due to a decrease of $125,175 in asset management fees in 1994 due to a decrease in the tangible asset value of the Partnership, on which the fee is based. The remainder was due to a decrease in cost reimbursements to affiliates. This was attributable to a decrease in the number of properties, due to the loss of Abbey Lane and Lexington Green Apartments, to which the overhead costs were allocated by McREMI.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------       -------------------------------------------


                                                                                                       Page
                                                                                                      Number
                                                                                                      ------
INDEX TO FINANCIAL STATEMENTS
Financial Statements:

   Report of Independent Public Accountants.......................................                       15

   Balance Sheets at December 31, 1995 and 1994...................................                       16

   Statements of Operations for each of the three years in the period
   ended December 31, 1995........................................................                       17

   Statements of Partners' Deficit for each of the three years in
   the period ended December 31, 1995.............................................                       18

   Statements of Cash Flows for each of the three years in the period
   ended December 31, 1995........................................................                       19

   Notes to Financial Statements..................................................                       21

   Financial Statement Schedules -

      Schedule III - Real Estate Investment and Accumulated
         Depreciation and Amortization............................................                       32


























All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of McNeil Real Estate Fund XXII, L.P.:

We have audited the accompanying balance sheets of McNeil Real Estate Fund XXII, L.P. (a California limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McNeil Real Estate Fund XXII, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 7 to the financial statements, the Partnership has suffered recurring losses from operations and the Partnership's only property is in need of major capital improvements in order to maintain occupancy and rental rates at a level to continue to support operations and debt service. Additionally, the property is part of a four phase complex. Phase I of the complex defaulted on the mortgage loan to the United States Department of Housing and Urban Development in January 1993. The property is subject to foreclosure unless a refinancing agreement can be reached with the lender. If Phase I is lost to foreclosure, it would have a significant impact on the operations of Phase III, owned by the Partnership, as the pool and clubhouse are located in Phase I. As of year end, no steps have been taken towards the foreclosure of Phase I. Management's plans in regard to these matters are also described in Note 8. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/  Arthur Andersen LLP


Dallas, Texas
   March 6, 1996

                       McNEIL REAL ESTATE FUND XXII, L.P.

                                 BALANCE SHEETS


                                                                                      December 31,
                                                                            ------------------------------
                                                                               1995                1994
                                                                            ----------          ----------
ASSETS
------
Real estate investments:
   Land.....................................................               $   380,414         $   380,414
   Buildings and improvements...............................                 9,842,846           9,579,406
                                                                            ----------          ----------
                                                                            10,223,260           9,959,820
   Less:  Accumulated depreciation and
     amortization...........................................                (4,718,722)         (4,327,711)
                                                                            ----------          ----------
                                                                             5,504,538           5,632,109

Asset held for sale                                                                  -           4,393,157

Cash and cash equivalents...................................                   629,747             589,211
Cash segregated for security deposits.......................                    76,490              87,838
Accounts receivable.........................................                     4,683             141,268
Escrow deposits.............................................                   180,537             357,858
Prepaid expenses and other assets, net......................                    11,936             112,720
                                                                            ----------          ----------
                                                                           $ 6,407,931         $11,314,161
                                                                            ==========          ==========
LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable, net.................................               $ 6,026,515         $ 9,534,751
Accounts payable and accrued expenses.......................                   133,150             147,771
Accrued property taxes......................................                    65,931             234,143
Payable to affiliates - General Partner.....................                 1,527,935           1,501,947
Advances from affiliates....................................                         -             915,129
Security deposits and deferred rental income................                    73,424              91,066
                                                                            ----------          ----------
                                                                             7,826,955          12,424,807
                                                                            ----------          ----------

Partners' deficit:
   Limited partners - 55,000,000 Units authorized; 33,208,117
     and   33,268,117   Units   issued  and   outstanding  at
     December 31, 1995 and 1994, respectively,(19,825,588 and
     19,875,588   Current   Income   Units   outstanding   at
     December 31, 1995 and 1994, respectively, and 13,382,529
     and 13,392,529 Growth/Shelter Units at December 31, 1995
     and 1994 respectively).................................                (1,168,315)           (863,021)
   General Partner..........................................                  (250,709)           (247,625)
                                                                            ----------          ----------
                                                                            (1,419,024)         (1,110,646)
                                                                            ----------          ----------
                                                                           $ 6,407,931         $11,314,161
                                                                            ==========          ==========


                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXII, L.P.
                            STATEMENTS OF OPERATIONS

                                                               For the Years Ended December 31,
                                                        -----------------------------------------------
                                                          1995               1994               1993
                                                        ---------          ---------          ---------
Revenue:
   Rental revenue..........................            $2,456,308         $2,950,795         $5,655,988
   Interest................................                25,649             16,672             14,415
   Gain on settlement of legal
     expenses..............................                38,749                  -                  -
   Other income............................               134,434                  -             65,124
                                                        ---------          ---------          ---------
     Total revenue.........................             2,655,140          2,967,467          5,735,527
                                                        ---------          ---------          ---------

Expenses:
   Interest................................               683,664            981,281          2,288,959
   Interest - affiliates...................                18,568             71,602             58,831
   Depreciation and amortization...........               465,617            665,202          1,257,121
   Property taxes..........................               169,039            265,048            579,386
   Personnel expenses......................               317,753            350,089            794,492
   Repairs and maintenance.................               313,668            310,645            744,860
   Property management fees -
     affiliates............................               126,807            154,784            311,922
   Other property operating expenses.......               279,043            365,478            771,236
   General and administrative..............                64,085             73,968             77,438
   General and administrative -
     affiliates............................               279,637            295,363            501,934
   Write-down for permanent
     impairment of real estate.............                     -                  -            735,288
   Loss on disposition of real estate......               245,637                  -          1,443,330
                                                        ---------          ---------          ---------
     Total expenses........................             2,963,518          3,533,460          9,564,797
                                                        ---------          ---------          ---------

Loss before extraordinary items............              (308,378)          (565,993)        (3,829,270)
Extraordinary items........................                     -                  -          3,583,014
                                                       ----------          ---------          ---------
Net loss...................................           $  (308,378)        $ (565,993)        $ (246,256)
                                                       ==========          =========          =========

Net loss allocable to limited
   partners - Current Income Unit..........           $   (27,754)        $  (50,939)        $  (22,163)
Net loss allocable to limited
   partners - Growth/Shelter Unit..........              (277,540)          (509,394)          (221,630)
Net loss allocable to General
   Partner.................................                (3,084)            (5,660)            (2,463)
                                                       ----------          ---------          ---------
Net loss...................................           $  (308,378)        $ (565,993)        $ (246,256)
                                                       ==========          =========          =========

Net loss per thousand limited partnership
  units:
Current Income Units:
   Loss before extraordinary items.........           $     (1.40)        $    (2.56)        $   (17.32)
   Extraordinary items.....................                     -                  -              16.20
                                                       ----------          ---------          ---------
   Net loss................................           $     (1.40)        $    (2.56)        $    (1.12)
                                                       ==========          =========          =========

Growth/Shelter Units:
   Loss before extraordinary items.........           $    (20.74)        $   (38.04)        $  (257.23)
   Extraordinary items.....................                     -                  -             240.69
                                                       ----------          ---------          ---------
   Net loss................................           $    (20.74)        $   (38.04)        $   (16.54)
                                                       ==========          =========          =========


                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXII, L.P.

                         STATEMENTS OF PARTNERS' DEFICIT

              For the Years Ended December 31, 1995, 1994 and 1993




                                                                                                     Total
                                                       General                 Limited               Partners'
                                                       Partner                 Partners              Deficit
                                                       --------               ---------             ---------
Balance at December 31, 1992..............            $(239,502)            $   (58,895)           $ (298,397)

Net loss
   General Partner........................               (2,463)                      -                (2,463)
   Current Income Units...................                    -                 (22,163)              (22,163)
   Growth/Shelter Units...................                    -                (221,630)             (221,630)
                                                       --------               ---------             ---------
Total net loss............................               (2,463)               (243,793)             (246,256)
                                                       --------               ---------             ---------

Balance at December 31, 1993..............             (241,965)               (302,688)             (544,653)

Net loss
   General Partner........................               (5,660)                      -                (5,660)
   Current Income Units...................                    -                 (50,939)              (50,939)
   Growth/Shelter Units...................                    -                (509,394)             (509,394)
                                                       --------               ---------             ---------
Total net loss............................               (5,660)               (560,333)             (565,993)
                                                       --------               ---------             ---------

Balance at December 31, 1994..............             (247,625)               (863,021)           (1,110,646)

Net loss
   General Partner........................               (3,084)                      -                (3,084)
   Current Income Units...................                    -                 (27,754)              (27,754)
   Growth/Shelter Units...................                    -                (277,540)             (277,540)
                                                       --------               ---------             ---------
Total net loss............................               (3,084)               (305,294)             (308,378)
                                                       --------               ---------             ---------

Balance at December 31, 1995..............            $(250,709)            $(1,168,315)          $(1,419,024)
                                                       ========              ==========            ==========



















                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXII, L.P.

                            STATEMENTS OF CASH FLOWS

                      Increase in Cash and Cash Equivalents


                                                               For the Years Ended December 31,
                                                        -----------------------------------------------
                                                          1995               1994               1993
                                                        ---------         ----------         ----------
Cash flows from operating activities:
   Cash received from tenants..............            $2,527,267        $ 2,945,966        $ 5,561,856
   Cash received from legal settlement.....                38,749                  -                  -
   Cash paid to suppliers..................              (945,403)        (1,021,436)        (2,604,510)
   Cash paid to affiliates.................              (380,456)          (153,489)          (324,781)
   Interest received.......................                25,649             16,672             14,415
   Interest paid...........................              (676,971)          (936,355)        (1,990,475)
   Interest paid to affiliates.............              (149,043)                 -                  -
   Property taxes paid.....................              (125,879)          (351,105)          (405,642)
   Property taxes refunded.................               134,434                  -             65,124
                                                        ---------          ---------         ----------
Net cash provided by operating
   activities..............................               448,347            500,253            315,987
                                                        ---------          ---------         ----------

Cash flows from investing activities:
   Additions to real estate
     investments...........................              (270,552)          (146,836)          (346,003)
Proceeds from sale of real estate..........               738,914                  -                  -
                                                       ----------          ---------         ----------
Net cash provided by (used in)
   financing activities                                   468,362           (146,836)          (346,003)
                                                       ----------          ---------         ----------

Cash flows from financing activities:
   Principal payments on mortgage
     notes payable.........................               (91,519)          (121,752)          (111,838)
   Advances from affiliates................                     -                  -            250,207
   Repayment of advances from
     affiliates - General Partner..........              (784,654)           (20,874)           (53,909)
                                                       ----------          ---------         ----------
Net cash provided by (used in)
     financing activities..................              (876,173)          (142,626)            84,460
                                                       ----------          ---------         ----------

Net increase in cash and cash
     equivalents...........................                40,536            210,791             54,444

Cash and cash equivalents at
     beginning of year.....................               589,211            378,420            323,976
                                                       ----------         ----------         ----------

Cash and cash equivalents at end
     of year...............................           $   629,747        $   589,211        $  378,420
                                                       ==========         ==========         =========


See discussion of noncash investing and financing activities in Note 6.






                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXII, L.P.

                            STATEMENTS OF CASH FLOWS


               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities


                                                                For the Years Ended December 31,
                                                         ---------------------------------------------
                                                           1995               1994              1993
                                                         --------           --------          --------
Net loss...................................             $(308,378)         $(565,993)        $(246,256)
                                                         --------           --------          --------

Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation and amortization...........               465,617            665,202          1,257,121
   Amortization of discounts on
     mortgage notes payable................                35,620             34,049            129,403
   Amortization of deferred borrowing
     costs.................................                 2,936             11,744             11,744
   Interest added to advances from
     affiliates - General Partner..........                     -             71,602             51,740
   Write-down for permanent
     impairment of real estate.............                     -                  -            735,288
   Loss on disposition of real estate......               245,637                  -          1,443,330
   Extraordinary items.....................                     -                  -         (3,583,014)
   Changes in assets and liabilities:
     Cash segregated for security
       deposits............................                11,348            (14,465)           114,021
     Accounts receivable...................                54,836             32,100            (44,728)
     Escrow deposits.......................               177,321           (101,497)            59,218
     Prepaid expenses and other assets.....                 7,902              9,292             27,205
     Accounts payable and accrued
       expenses............................              (145,096)            28,306           (124,609)
     Accrued property taxes ...............              (130,323)            17,911            127,948
     Payable to affiliates - General
       Partner.............................                25,988            296,658            489,075
     Security deposits and deferred
       rental income.......................                 4,939             15,344           (131,499)
                                                         --------          ---------          ---------

         Total adjustments.................               756,725          1,066,246            562,243
                                                         --------          ---------          ---------

Net cash provided by
   operating activities....................             $ 448,347         $  500,253         $  315,987
                                                         ========          =========          =========





                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1995

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------   -----------------------------------------------------------

Organization
------------

McNeil Real Estate Fund XXII, L.P., (the "Partnership"), formerly known as Southmark Realty Partners II, Ltd. was organized on November 30, 1984 as a limited partnership under the provisions of the California Revised Limited Partnership Act to acquire and operate commercial and residential properties. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert A. McNeil ("McNeil"). The General Partner was elected at a meeting of limited partners on March 26, 1992, at which time an amended and restated partnership agreement (the "Amended Partnership Agreement") was adopted. Prior to March 26, 1992, the general partner of the Partnership was Southmark Investment Group, Inc. (the "Original General Partner"), a wholly-owned subsidiary of Southmark Corporation ("Southmark"). The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240.

The Partnership is engaged in real estate activities, including the ownership, operation and management of residential and retail real estate and other real estate related assets. At December 31, 1995, the Partnership owned one income-producing property as described in Note 4 - Real Estate Investment.

Basis of Presentation
---------------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Partnership's financial statements include the accounts of Harbour Club Associates Limited Partnership ("Harbour Club"), a single asset limited partnership formed to accommodate the refinancing of Harbour Club III Apartments. The Partnership is the general partner of Harbour Club, and holds a 99.99% interest in Harbour Club. The Partnership exercises effective control of Harbour Club. The minority interest is not presented as it is both negative and immaterial.

                                             % of Ownership Interest
Tier Partnership                        Partnership        General Partner
----------------                        -----------        ---------------

General Partnerships:
Harbour Club Associates                     99%                  1%

Real Estate Investments
-----------------------

Real estate investments are generally stated at the lower of cost or net realizable value. Real estate investments are monitored on an ongoing basis to determine if the property has sustained a permanent impairment in value. At such time, a write-down is recorded to reduce the basis of the property to its net realizable value. A permanent impairment is determined to have occurred when a decline in property value is considered to be other than temporary based upon management's expectations with respect to projected cash flows and prevailing economic conditions.

Improvements and betterments are capitalized and expensed through depreciation charges. Repairs and maintenance are charged to operations as incurred.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This statement is effective for financial statements for fiscal years beginning after December 15, 1995. The Partnership has not adopted the principles of this statement within the accompanying financial statements; however, it is not anticipated that adoption will have a material effect on the carrying value of the Partnership's long-lived assets.

Depreciation and Amortization
-----------------------------

Buildings and improvements are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from 5 to 25 years. Tenant improvements were capitalized and amortized over the terms of the related tenant lease using the straight-line method.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include cash on hand and cash on deposit with financial institutions with original maturities of three months or less. Carrying amounts for cash and cash equivalents approximate fair value.

Escrow Deposits
---------------

The Partnership is required to maintain escrow accounts in accordance with the terms of various mortgage indebtedness agreements. These escrow accounts are controlled by the mortgagee and are used for payment of property taxes, hazard insurance, capital improvements and/or property replacements. Carrying amounts for escrow deposits approximate fair value.

Deferred Borrowing Costs
------------------------

Loan fees and other related costs incurred to obtain long-term financing on real property are capitalized and are included in prepaid expenses and other assets. Amortization is recorded using a method that approximates the effective interest method over the terms of the related mortgage notes payable. Amortization of deferred borrowing costs is included in interest expense on the Statements of Operations.

Discounts on Mortgage Notes Payable
-----------------------------------

Discounts on mortgage notes payable are being amortized over the remaining terms of the related notes using the effective interest method. Amortization of discounts on mortgage notes payable is included in interest expense on the Statements of Operations.

Rental Revenue
--------------

The Partnership leases its residential property under short-term operating leases. Lease terms generally are less than one year in duration. Rental income is recognized as earned.

The Partnership leased its commercial property under non-cancelable operating leases. Certain leases provided concessions and/or periods of escalating or free rent. Rental income was recognized on a straight-line basis over the term of the related lease. The excess of the rental income recognized over the contractual rental payments was recorded as accrued rent receivable and included in accounts receivable on the Balance Sheets in 1994.

Income Taxes
------------

No provision for Federal income taxes is necessary in the financial statements of the Partnership because, as a partnership, it is not subject to Federal income tax and the tax effect of its activities accrues to the partners.

Allocation of Net Income and Net Loss
-------------------------------------

The Amended Partnership Agreement generally provides that net income (other than net income arising from sales or refinancing) shall be allocated one percent (1%) to the General Partner and ninety-nine percent (99%) to the limited partners equally as a group, and net loss shall be allocated one percent (1%) to the General Partner, nine percent (9%) to the limited partners owning Current Income Units and ninety percent (90%) to the limited partners owning Growth/Shelter Units.

For financial statement purposes, net income arising from sales or refinancing shall be allocated one percent (1%) to the General Partner and ninety-nine percent (99%) to the limited partners equally as a group, and net loss shall be allocated one percent (1%) to the General Partner, nine percent (9%) to the limited partners owning Current Income Units and ninety percent (90%) to the limited partners owning Growth/Shelter Units.

For tax reporting purposes, net income arising from sales or refinancing shall be allocated as follows: (a) first, amounts of such net income shall be allocated among the General Partner and limited partners in proportion to, and to the extent of, the portion of such partner's share of the net decrease in Partnership Minimum Gain determined under Treasury Regulations, (b) second, to the General Partner and limited partners in proportion to, and to the extent of, the amount by which their respective capital account balances are negative by more than their respective remaining shares of the Partnership's Minimum Gain attributable to property still owned by the Partnership and (c) third, 1% of such net income shall be allocated to the General Partner and 99% of such net income shall be allocated to the limited partners.

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and accompanying Treasury Regulations establish criteria for allocation of Partnership deductions attributable to debt. The Partnership's tax allocations for 1995, 1994 and 1993 have been made in accordance with these provisions.

Distributions
-------------

At the discretion of the General Partner, distributable cash (other than cash from sales or refinancing) shall be distributed 100% to the limited partners, with such distributions first paying the Current Income Priority Return and then the Growth/Shelter Priority Return. Also at the discretion of the General Partner, the limited partners will receive 100% of distributable cash from sales or refinancing, with such distributions first paying the Current Income Priority Return, then the Growth/Shelter Priority Return, then repayment of Original Invested Capital, and of the remainder, 16.66% to limited partners owning Current Income Units and 83.34% to limited partners owning Growth/Shelter Units. The limited partners' Current Income and Growth/Shelter Priority Returns represent a 10% cumulative return on their Adjusted Invested Capital balance, as defined. No distributions of Current Income Priority Returns have been made since 1988, and no distributions of Growth/Shelter Priority Returns have been made since the Partnership began.

In connection with a Terminating Disposition, as defined, cash from sales or refinancing and any remaining reserves shall be allocated among, and distributed to, the General Partner and limited partners in proportion to, and to the extent of, their positive capital account balances after the net income has been allocated pursuant to the above.

Net Loss Per Thousand Limited Partnership Units
-----------------------------------------------

Net loss per thousand limited partnership units ("Units") is computed by dividing net loss allocated to the limited partners by the weighted average number of limited partnership Units outstanding expressed in thousands. Per thousand unit information has been computed based on 19,826, 19,876, and 19,903 weighted average Current Income Units outstanding in 1995, 1994 and 1993, respectively, and 13,383, 13,393 and 13,398 weighted average Growth/Shelter Units outstanding in 1995, 1994, and 1993, respectively.

NOTE 2 - TRANSACTIONS WITH AFFILIATES
------   ----------------------------

The Partnership pays property management fees equal to 5% of the gross rental receipts for its residential property and paid 6% of gross rental receipts for its commercial property to McNeil Real Estate Management, Inc. ("McREMI"), an affiliate of the General Partner, for providing property management services for the Partnership's residential and commercial properties and leasing services for its residential property.

The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs.

Under the terms of the Amended Partnership Agreement, the Partnership is paying an asset management fee, retroactive to February 14, 1991, which is payable to the new General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9 percent to the annualized net operating income of each property or
(ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets, excluding intangible items. The fee percentage decreases subsequent to 1999.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                                 For the Years Ended December 31,
                                                          ---------------------------------------------
                                                           1995               1994               1993
                                                          -------            -------            -------
Property management fees - affiliates......              $126,807           $154,784           $311,922
Interest on expense - affiliates...........                18,568             71,602             58,831
Charged to general and
   administrative - affiliates:
   Partnership administration..............               114,003            114,924            196,320
   Asset Management Fee....................               165,634            180,439            305,614
Charged to loss on disposition of real
   estate sale:
   Disposition fee - Wyoming Mall..........               138,750                  -                  -
                                                          -------            -------            -------
                                                         $563,762           $521,749           $872,687
                                                          =======            =======            =======

Payable to affiliates - General Partner at December 31, 1995 and 1994 consisted primarily of unpaid property management fees, Partnership general and administrative expenses, and asset management fees and are due and payable from current operations.

Prior to the restructuring of the Partnership, affiliates of the Original General Partner advanced funds to enable the Partnership to meet its working capital requirements. These advances were purchased by, and were repaid to, the General Partner.

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. The Partnership received advances under the revolving credit facility to meet operating expenses at Lexington Green Apartments and Wyoming Mall which were repaid in full in 1995. There is no assurance that the Partnership will receive any additional funds under the facility because no amounts will be reserved for any particular partnership. As of December 31, 1995, $2,662,819 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay existing borrowings. This commitment will terminate on March 26, 1997.

Additionally, the General Partner has, at its discretion, advanced funds to the Partnership in addition to the revolving credit facility. As discussed below, the Partnership received such other advances that were used to fund working capital requirements. The General Partner is not obligated to advance funds to the Partnership and there is no assurance that the Partnership will receive additional funds.

McNeil Real Estate Fund XXI, L.P., an affiliate of the General Partner and the joint owner of Wyoming Mall, advanced $320,874 in 1992 to the Partnership for use in tenant improvements and operations at Wyoming Mall. During 1994, the Partnership repaid $20,874 of these advances. During 1995, the Partnership repaid the $300,000 remaining advance. The advances were unsecured, due on demand and accrued interest at a rate of prime plus 3 1/2%.

In April 1995,  the  Partnership  utilized the proceeds from the sale of Wyoming
Mall to repay all outstanding affiliate advances and the related accrued interest.

The total advances from affiliates at December 31, 1995 and 1994 consist of the following:

                                                                        1995             1994
                                                                     -----------      -----------
         Advances from General Partner- revolving credit
           facility                                                $           -     $    167,102
         Advances from General Partner - other                                 -          301,155
         Advances purchased by General Partner                                 -           16,397
         Advances from McNeil Real Estate Fund XXI, L.P.                       -          300,000
         Accrued interest payable                                              -          130,475
                                                                     -----------      -----------
                                                                   $           -     $    915,129
                                                                    ============      ===========


The advances from the General Partner were unsecured, due on demand and accrued interest at the prime lending rate of Bank of America plus 1%. The prime lending rate was 9% at April 4, 1995 (date of repayment) and 8.5% at December 31, 1994.

NOTE 3 - TAXABLE LOSS
------   ------------

McNeil Real Estate Fund XXII, L.P. is a partnership and is not subject to Federal and state income taxes. Accordingly, no recognition has been given to income taxes in the accompanying financial statements of the Partnership since the income or loss of the Partnership is to be included in the tax returns of the individual partners. The tax returns of the Partnership are subject to examination by Federal and state taxing authorities. If such examinations result in adjustments to distributive shares of taxable income or loss, the tax liability of the partners could be adjusted accordingly.

The Partnership's net assets and liabilities for tax purposes exceeded the net assets and liabilities for financial reporting purposes by $6,235,169 in 1995, $6,774,370 in 1994 and $6,811,846 in 1993.

NOTE 4 - REAL ESTATE INVESTMENT
------   ----------------------

The basis and accumulated depreciation of the Partnership's real estate investment at December 31, 1995 and 1994, is set forth in the following tables:

                                                   Buildings and       Accumulated           Net Book
                                    Land           Improvements        Depreciation            Value
                                   -------         -----------         -----------          ----------
Harbour Club III
 Belleville, MI

    1995                          $380,414        $ 9,842,846         $(4,718,722)         $5,504,538
                                   =======         ==========          ==========           =========


    1994                          $380,414        $ 9,579,406        $ (4,327,711)         $5,632,109
                                   =======         ==========         ===========           =========

On March 31, 1995, Wyoming Mall was sold to an unrelated third party for a cash price of $9,250,000. The Partnership had a 50% undivided interest in the assets, liabilities and operations of Wyoming Mall, owned jointly with McNeil Real Estate Fund XXI, L.P. The Partnership received net cash proceeds of $738,914 from the sale of the property and recorded a loss on disposition of real estate of $245,637. The Partnership recorded $265,274 of revenue (excluding loss on sale of real estate) and $270,725 of expenses during 1995 for Wyoming Mall.

NOTE 5 - MORTGAGE NOTE PAYABLE
------   ---------------------

The following sets forth mortgage notes payable of the Partnership at December 31, 1995 and 1994. All mortgage notes are secured by the underlying real estate investment.

                         Mortgage         Annual          Monthly                           December 31,
                         Lien             Interest        Payments/                -----------------------------
Property                 Position  (a)    Rates %         Maturity                   1995                1994
--------                 -------------    -------      -------------------         ----------         ----------
Harbour Club III         First                7.000    $   49,395    04/24        $ 7,302,661        $ 7,381,214
                         Discount(b)                                               (1,276,146)        (1,311,766)
                                                                                   ----------         ----------
                                                                                    6,026,515          6,069,448
                                                                                   ----------         ----------

Wyoming Mall (50%)       First(c)            10.875        35,688    07/99                  -          3,465,303
                                                                                   ----------         ----------
                                                                                  $ 6,026,515        $ 9,534,751
                                                                                   ==========         ==========

(a)     The debt is non-recourse to the Partnership.

(b) Discount for Harbour Club III is based on an effective interest rate of 9.09%.


(c)     On  March  31,  1995,  Wyoming  Mall  was  sold.  See Note 6 -  Property
        Dispositions.

Scheduled  principal   maturities  of  the  mortgage  note  under  the  existing
agreement, excluding the discount of $1,276,146, are as follows:

                  1996....................................        $   84,232
                  1997....................................            90,321
                  1998....................................            96,851
                  1999....................................           103,852
                  2000....................................           111,360
                  Thereafter..............................         6,816,045
                                                                   ---------
                  Total                                           $7,302,661
                                                                   =========

Based on borrowing rates currently available to the Partnership for a mortgage loan with similar terms and average maturities, the fair value of the mortgage note payable was approximately $6,507,000 as of December 31, 1995.

NOTE 6 - PROPERTY DISPOSITIONS
------   ---------------------

On March 31, 1995, Wyoming Mall was sold to an unrelated third party for a cash price of $9,250,000. The Partnership had a 50% undivided interest in the assets, liabilities and operations of Wyoming Mall, owned jointly with McNeil Real Estate Fund XXI, L.P. Cash proceeds and the loss on the disposition is detailed below:


                                                                       Loss on Sale            Cash Proceeds
                                                                        ----------               ---------
Sales Price..........................................                  $ 4,625,000              $4,625,000

Selling costs........................................                     (234,838)               (234,838)
Mortgage note prepayment penalty.....................                     (138,441)               (138,441)
Carrying value.......................................                   (4,325,663)
Accounts receivable..................................                      (81,749)
Deferred borrowing costs.............................                      (49,910)
Prepaid expenses.....................................                      (40,036)
                                                                        ----------

Loss on disposition of real estate...................                  $  (245,637)
                                                                        ==========


Retirement of mortgage note..........................                                           (3,452,337)
Payment of 1994 taxes at closing.....................                                              (23,735)
Real estate tax proration............................                                              (14,154)
Credit for security deposit liability................                                              (22,581)
                                                                                                ----------

Net cash proceeds....................................                                          $   738,914
                                                                                                ==========

The selling costs above include a disposition fee at 3% of the gross sales price paid the to General Partner in the amount of $138,750.

In July 1993, the Partnership discontinued payments on the mortgage notes of Lexington Green Apartments and Abbey Lane Apartments, both located in Columbus, Ohio. In an agreement with the lender, the properties were conveyed to unaffiliated entities via a deed in lieu of foreclosure in full settlement of the mortgage indebtedness

On September 30, 1993, the Partnership transferred Lexington Green Apartments to Lex Green Realty, Inc., an unaffiliated entity. The property was transferred subject to the wraparound mortgage in the principal amount of $9,975,000.

Additionally, on September 30, 1993, the Partnership transferred Abbey Lane Apartments to Abbey Lane Apartments, Inc., an unaffiliated entity. The property was transferred subject to the first mortgage in the principal amount of $6,025,000.

In  consideration  for  these  transactions,   the  Partnership  paid  $291,353,
representing cash on hand and security deposits, less certain credits.

Based on appraisals obtained by the transferee, the fair values of the properties were established to be less than their book value; and accordingly, a loss on disposition of real estate totaling $1,443,330, and an extraordinary gain on extinguishment of debt totaling $3,583,014 were recorded in connection with these transactions. The amounts are determined as follows:

                                                                     Lexington Green            Abbey Lane
                                                                     ---------------            ----------

Estimated fair value of real estate..................                  $ 7,750,000             $ 4,650,000
Carrying value.......................................                   (9,145,589)             (4,697,741)
                                                                        ----------              ----------
Loss on disposition of real estate...................                  $(1,395,589)            $   (47,741)
                                                                        ==========              ==========

Amount of mortgage and accrued interest
   settled...........................................                  $ 9,997,307             $ 5,985,707
Estimated fair value of real estate..................                   (7,750,000)             (4,650,000)
                                                                        ----------              ----------
Gain on extinguishment of debt.......................                  $ 2,247,307             $ 1,335,707
                                                                        ==========              ==========


NOTE 7 - FINANCIAL CONDITION AND GOING CONCERN CONSIDERATIONS
------   ----------------------------------------------------

The  accompanying   financial   statements  have  been  prepared   assuming  the
Partnership will continue as a going concern. The Partnership incurred losses of $308,378, $565,993, and $246,256 in 1995, 1994, and 1993, respectively.

The Partnership's remaining property, through improved operations as well as curtailment of expenses, has been able to provide sufficient cash flow to meet its own working capital requirements. In addition, the sale of Wyoming Mall enabled the Partnership to meet its general and administrative expenses; therefore, no cash advances were required during 1995.

At December 31, 1995, the Partnership held cash and cash equivalents of $629,747. The balance of cash and cash equivalents can be no more than a minimum level of cash reserves for the remaining property's operations. Operations of the property in 1996 are expected to provide sufficient positive cash flow for normal operations and debt service payments. However, Harbour Club III is in need of major capital improvements in order to maintain occupancy and rental rates at a level to continue to support operations and debt service. The necessary capital improvements will have to be funded from outside sources. No such sources have been identified. Management is currently seeking additional financing to fund these improvements, however such financing is not assured. If the property is unable to obtain additional funds and cannot maintain operations at a level to support its current debt, the property may ultimately be foreclosed on by the lender.

Harbour Club III is part of a four-phase apartment complex located in Belleville, Michigan. Phases I and II of the complex are owned by partnerships in which McNeil Partners, L.P. is the general partner; while Phase IV is owned by University Real Estate Fund 12, Ltd., ("UREF 12") whose general partner is an affiliate of Southmark. McREMI had been managing all four phases of the complex until December 1992, when the property management agreement between McREMI and UREF 12 was canceled. Additionally, in January 1993, Phase 1 defaulted on the mortgage loan to the United States Department of Housing and Urban Development ("HUD") and, unless a refinancing agreement can be reached with the lender, the property is subject to foreclosure. If Phase I is lost to foreclosure, it would be extremely difficult to operate Phases II and III because the pool and clubhouse are located in Phase I. As of year end, no steps have been taken towards the foreclosure of Phase I.

These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 8 - LEGAL PROCEEDINGS
------   -----------------

The Partnership is not party to, nor are any of the Partnership's property the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to the Partnership, except for the following:

1)   HCW Pension Real Estate Fund, Ltd. et al. v. Ernst & Young,  BDO Seidman et
     ---------------------------------------------------------------------------
     al (Case #92-06560-A). This suit was filed on behalf of the Partnership and
     --------------------
     other affiliated partnerships (the "Affiliated Partnerships") on May 26, 1992, in the 14th Judicial District Court of Dallas County. The petition sought recovery against the Partnership's former auditors, Ernst & Young, for negligence and fraud in failing to detect and/or report overcharges of fees/expenses by Southmark, the former general partner. The former auditors initially asserted counterclaims against the Affiliated Partnerships based on alleged fraudulent misrepresentations made to the auditors by the former management of the Affiliated Partnerships (Southmark) in the form of client representation letters executed and delivered to the auditors by Southmark management. The counterclaims sought recovery of attorneys' fees and costs incurred in defending this action. The counterclaims were later dismissed on appeal, as discussed below.

     The trial court granted summary judgment against the Partnership based on the statute of limitations; however, on appeal, the Dallas Court of Appeals reversed the trial court and remanded for trial the Partnerships' fraud claims against Ernst & Young. The Texas Supreme Court denied Ernst & Young's application for writ of error on January 11, 1996. The Partnership is continuing to pursue vigorously its claims against Ernst & Young; however, the final outcome of this litigation cannot be determined at this time.

2)   Martha Hess, et al. v. Southmark Equity Partners II, Ltd.  (presently known
     ---------------------------------------------------------------------------
     as McNeil Real Estate Fund XXV, L.P.),  Southmark Income  Investors,  Ltd.,
     ---------------------------------------------------------------------------
     Southmark Equity Partners,  Ltd.,  Southmark Realty Partners III, Ltd., and
     ---------------------------------------------------------------------------
     Southmark Realty Partners II, Ltd., et al. ("Hess");  Kotowski v. Southmark
     ---------------------------------------------------------------------------
     Equity Partners, Ltd. and Donald Arceri v. Southmark Income Investors, Ltd.
     ---------------------------------------------------------------------------
     These cases were previously pending in the Illinois Appellate Court for the First District ("Appellate Court"), as consolidated Case No. 90-107. Consolidated with these cases are an additional 14 matters against unrelated partnership entities. The Hess case was filed on May 20, 1988, by Martha Hess, individually and on behalf of a putative class of those similarly situated. The original, first, second and third amended complaints in Hess sought rescission, pursuant to the Illinois Securities Act, of over $2.7 million of principal invested in five Southmark (now McNeil) partnerships, and other relief including damages for breach of fiduciary duty and violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. The original, first, second and third amended complaints in Hess were dismissed against the defendant-group because the Appellate Court held that they were not the proper subject of a class action complaint. Hess was, thereafter, amended a fourth time to state causes of action against unrelated partnership entities. Hess went to judgment against that unrelated entity and the judgment, along with the prior dismissal of the class action, was appealed. The Hess appeal was decided by the Appellate Court during 1992. The Appellate Court affirmed the dismissal of the breach of fiduciary duty and consumer fraud claims. The Appellate Court did, however, reverse in part, holding that certain putative class members could file class action complaints against the defendant-group. Although leave to appeal to the Illinois Supreme Court was sought, the Illinois Supreme Court refused to hear the appeal. The effect of the denial is that the Appellate Court's opinion remains standing. On June 15, 1994, the Appellate Court issued its mandate sending the case back to Trial Court.

     In late January 1995, Plaintiffs filed a Motion to File an Amended Consolidated Class Action Complaint, which amends the complaint to name McNeil Partners, L.P. as the successor general partner to Southmark Investment Group. In February 1995, Plaintiffs filed a Motion for Class Certification. The amended cases against the defendent-group, and others are proceeding under the caption George and Joy Krugler v. I.R.E. Real
                                         ---------------------------------------
     Estate Income Fund,  Jerry and Barbara Neuman v. Southmark  Equity Partners
     ---------------------------------------------------------------------------
     II, Richard and Theresa  Bartoszewski v. Southmark Realty Partners III, and
     ---------------------------------------------------------------------------
     Edward and Rose Weskerna v. Southmark Realty Partners II.
     --------------------------------------------------------

     In September 1995, the court granted Plaintiffs' Motion to File an Amended Complaint to Consolidate and for Class Certification. Defendants have answered the Complaint and have plead that the Plaintiffs did not give timely notice of their right to rescind within six months of knowing that right. The ultimate outcome of this litigation cannot be determined at this time. While the Partnership has objected to the Motion, the ultimate resolution of this litigation, which is expected to occur within one year, could result in a loss to the Partnership of up to $355,000 in addition to related legal fees. No accrual has been recorded related to this litigation.

3)   Nicpon v.  Southmark  Realty  Partners II  (presently  known as McNeil Real
     ---------------------------------------------------------------------------
     Estate Fund XXII, L.P.) 89 CH 4118, seek rescission of certain  partnership
     ----------------------
     interests and damages for breach of fiduciary duty in violation of the Illinois Consumer Fraud Act. These actions were tried to the court on August 28, 1992 and the Court dismissed all but $21,269 of the claims. Those claims represent rescission claims, agreed to by the defendant that have now been paid by the defendant. The plaintiffs filed notices of appeal from these dismissals. The plaintiffs presented, on February 3, 1995, their motion to file an amended consolidated class action complaint and, on February 15, 1995, their motion to certify a class. The defendant-group intends to object to both of these motions. The Court has yet to rule on either the motion for leave to file the amendment or the motion for class certification. The ultimate outcome of this proceeding cannot be determined at this time.

4)   Dick and Aloma  Anderson v.  McNeil  Real  Estate Fund XXII,  L.P. , McNeil
     ---------------------------------------------------------------------------
     Partners,  L.P.,  Wayne T. Shipp, the Wayne Shipp Agency,  Inc.,  Southmark
     ---------------------------------------------------------------------------
     Investment Group, Inc. and Southmark Realty Partners, Ltd. This lawsuit was
     ---------------------------------------------------------
     filed in November 1993 in Washington State in the Clark County Superior Court. In 1985, the plaintiffs apparently spent $22,000 to purchase limited partnership interests in Southmark Realty Partners Ltd. II , (not named by them as a defendant ) whose name is now McNeil Real Estate Fund XXII, L.P. (the "Partnership"). Plaintiffs allege that in connection with the transactions by which McNeil Partners, L.P. became general partner of the Partnership, and by which certain changes were made in the Partnership, the McNeil entities engaged in the offer and/or sale of unregistered securities in violation of Washington law. The plaintiffs have alleged that certain of the other defendants -- specifically Mr. Shipp and the Shipp Insurance Agency -- engaged in fraud in connection with the sale of limited partnership interests in the Partnership to plaintiffs. The plaintiffs have not made fraud allegations against any of the McNeil or Southmark entities. The majority of plaintiffs' claims against the Partnership are based on allegations that the securities are not registered in the State of Washington. Counsel's research indicates that there are two possible exemptions to the registration of securities which apply to this matter. These statutory exceptions are under review by the plaintiffs' attorney. Counsel for the Partnership was contacted recently and asked whether the Partnership would be interested in repurchasing Plaintiffs' units at a discount. Plaintiffs will be advised of their option to abandon their units back to the Partnership for no considerations. The ultimate outcome of this proceeding cannot be determined at this time.

NOTE 9 - GAIN ON LEGAL SETTLEMENT
------   ------------------------

The Partnership filed claims with the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court") against Southmark Corporation ("Southmark") for damages relating to improper overcharges, breach of contract and breach of fiduciary duty. The Partnership settled these claims in 1991, and such settlement was approved by the Bankruptcy Court.

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

NOTE 10 - PRO FORMA INFORMATION (UNAUDITED)
-------   --------------------------------

The following pro forma information for the years ended December 31, 1995 and 1994 reflects the results of operations of the Partnership as if the sale of Wyoming Mall had occurred as of January 1, 1994. The pro forma information is not necessarily indicative of the results of operations which actually would have occurred or those which might be expected to occur in the future.

                                                                         1995             1994
                                                                       ---------        ---------
         Total revenue                                                $2,389,866       $2,086,148
         Net loss                                                        (57,289)        (445,746)

         Net loss per thousand limited partnership units:
           Current Income Units                                            (.26)            (2.02)
           Growth/Shelter Units                                           (3.85)           (29.95)


                       McNEIL REAL ESTATE FUND XXII, LTD.
                                  SCHEDULE III
      REAL ESTATE INVESTMENT AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1995

                                                    Initial Cost (b)             Cumulative            Costs
                                             ------------------------------      Write-down         Capitalized
                             Related (b)                      Buildings and     and Permanent        Subsequent
Description                  Encumbrances      Land           Improvements        Impairment       To Acquisition
-----------                  ------------    ------------------------------     -------------      -------------
Apartments:

Harbour Club
   Belleville, MI (c)         $6,026,515    $ 561,491         $13,475,784       $(4,526,936)       $    712,921
                               =========     ========          ==========        ==========         ===========












































                     See accompanying notes to Schedule III.

                       McNEIL REAL ESTATE FUND XXII, LTD.
                                  SCHEDULE III
      REAL ESTATE INVESTMENT AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1995

                                                Gross Amount at
                                        Which Carried at Close of Period
                                --------------------------------------------------      Accumulated
                                                  Buildings and                         Depreciation
Description                         Land          Improvements        Total (a)       and Amortization
-----------                     ------------      -------------    ---------------     --------------
Apartments:

Harbour Club III
   Belleville, MI (c)         $      380,414     $    9,842,846   $     10,223,260    $   (4,718,722)
                               =============      =============    ===============     =============


(a) For Federal Income tax purposes, the properties are depreciated over lives ranging from 15-25 years using ACRS or MACRS methods. The aggregate cost of real estate investments for Federal income tax purposes was $16,232,088 and accumulated depreciation was $9,193,055 at December 31, 1995.

(b) The encumbrances reflect the present value of future loan payments discounted, if appropriate, at a rate estimated to be the prevailing interest rate at the date of acquisition or refinancing.

(c) The carrying values of Harbour Club III apartments was reduced by $4,526,936 in 1992.

































                     See accompanying notes to Schedule III.

                       McNEIL REAL ESTATE FUND XXII, LTD.
                                  SCHEDULE III
      REAL ESTATE INVESTMENT AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1995



                                 Date of                    Date                 Depreciable
Description                   Construction                Acquired              lives (years)
-----------                   ------------                --------              ------------
APARTMENTS:

Harbour Club III
   Belleville, MI (c)           1972                        05/86                   5-25


                       McNEIL REAL ESTATE FUND XXII, L.P.

                              Notes to Schedule III

      Real Estate Investments and Accumulated Depreciation and Amortization


A summary of activity for the Partnership's real estate investments and accumulated depreciation and amortization is as follows:

                                                               For the Years Ended December 31,
                                                        -----------------------------------------------
                                                          1995               1994               1993
                                                        ---------         ----------         ----------
Real estate investments:
-----------------------

Balance at beginning of year...............            $9,959,820        $16,906,946        $37,627,163

Improvements...............................               263,440            146,836            346,003

Reclassification to asset held for sale....                     -         (7,093,962)                 -

Write-down for permanent
   impairment of real estate...............                     -                  -           (735,288)

Dispositions...............................                     -                  -        (20,330,932)
                                                        ---------         ----------         ----------

Balance at end of year.....................           $10,223,260        $ 9,959,820        $16,906,946
                                                       ==========         ==========         ==========



Accumulated depreciation and amortization:
-----------------------------------------

Balance at beginning of year...............           $ 4,327,711        $ 6,363,314        $11,153,467

Depreciation and amortization..............               391,011            665,202          1,257,121

Reclassification to asset held for sale....                     -         (2,700,805)                 -

Dispositions...............................                     -                  -         (6,047,274)
                                                       ----------         ----------         ----------

Balance at end of year.....................           $ 4,718,722        $ 4,327,711        $ 6,363,314
                                                       ==========         ==========         ==========


Asset held for sale:
-------------------

Balance at beginning of year...............           $ 4,393,157        $         -        $         -

Improvements...............................                 7,112                  -                  -

Depreciation and amortization..............               (74,606)                 -                  -

Reclassification from real estate
   investment..............................                     -          4,393,157                  -

Dispositions...............................            (4,325,663)                 -                  -
                                                       ----------         ----------         ----------

Balance at end of year.....................           $         -        $ 4,393,157        $         -
                                                       ==========         ==========         ==========

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------        ---------------------------------------------------------------
              FINANCIAL DISCLOSURES
              ---------------------




None.


                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------       --------------------------------------------------

Neither the Partnership nor the General Partner has any directors or executive officers. The names and ages of, as well as the positions held by, the officers and directors of McNeil Investors, Inc., the general partner of the General Partner, are as follows:

                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
-----------------             ---      -------------------------------------
Robert A. McNeil,              75       Mr.  McNeil  is also  Chairman  of the Board and  Director  of McNeil  Real
Chairman of the                         Estate  Management,  Inc.  ("McREMI")  which is an affiliate of the General
Board and Director                      Partner.  He has held the foregoing  positions  since the formation of such an entity in 1990.  Mr.  McNeil  received  his B.A.  degree  from  Stanford
                                        University  in 1942 and his  L.L.B.  degree  from  Stanford  Law  School in
                                        1948. He is a member of the State Bar of  California  and has been involved in  real  estate  financing  since  the  late  1940's  and in  real  estate acquisitions,  syndications  and  dispositions  since 1960. From 1986 until active  operations of McREMI and McNeil  Partners,  L.P.  began in February
                                        1991,  Mr.  McNeil was a private  investor.  Mr.  McNeil is a member of the
                                        International  Board of Directors  of the Salk  Institute,  which  promotes research in improvements in health care.

Carole J. McNeil               52       Mrs.  McNeil is  Co-Chairman,  with  husband  Robert A.  McNeil,  of McNeil
Co-Chairman of the                      Investors,  Inc.  Mrs.  McNeil has twenty years of real estate  experience,
Board                                   most  recently  as a  private  investor  from  1986 to 1993.  In 1982,  she founded Ivory & Associates, a commercial real estate  brokerage firm in San
                                        Francisco,  CA. Prior to that, she was a commercial  real estate  associate with the  Madison Company and, earlier,  a commercial  sales  associate and
                                        analyst with   Marcus  and   Millichap   in  San Francisco.  In 1978,  Mrs.
                                        McNeil established Escrow  Training  Centers, California's first accredited
                                        commercial training   program  for  title company escrow  officers and real
                                        estate  agents needing  college credits to qualify for brokerage  licenses.
                                        She  began  in  real  estate  as  Manager and  Marketing  Director of Title
                                        Insurance  and  Trust in  Marin  County,  CA. Mrs.  McNeil  serves  on  the
                                        International  Board of Directors of the Salk Institute.



                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
-----------------             ---      -------------------------------------
Donald K. Reed,                50       Mr. Reed is  President,  Chief  Executive  Officer  and  Director of McREMI
Director, President,                    which is an affiliate of the General  Partner.  Prior to joining  McREMI in
and Chief Executive                     March 1993, Mr. Reed was President,  Chief  Operating  Officer and Director
Officer                                 of Duddlesten Management Corporation and Duddlesten Realty Advisors,  Inc.,
                                        with   responsibility   for   a   management portfolio  of office,  retail,
                                        multi-family and mixed-use land projects  representing  $2 billion in asset value. He was  also  Chief  Operating  Officer, Director  and member of the
                                        Executive Committee of all Duddlesten  affiliates. Mr.  Reed  started  with the Duddlesten companies  in 1976 and  served as Senior Vice President  and
                                        Chief Financial Officer and as Executive Vice President and Chief Operating
                                        Officer of  Duddlesten  Management  Corporation  before  his  promotion  to
                                        President in 1982.  He was   President   and  Chief   Operating  Officer of
                                        Duddlesten  Realty  Advisors, Inc.,  which has been engaged  in real estate
                                        acquisitions,   marketing   and dispositions, since its formation  in 1989.

Ron K. Taylor                  38       Mr.  Taylor  is a Senior  Vice  President  of  McREMI  and has been in this
Vice President                          capacity since McREMI commenced  active  operations in 1991. He also serves as Acting  Chief  Financial  Officer  of McREMI  since the  resignation  of
                                        Robert C. Irvine on January 31, 1996.  Mr. Taylor is primarily  responsible
                                        for   Asset   Management   functions   at   McREMI,    including   property
                                        dispositions,   commercial  leasing,  real  estate  finance  and  portfolio management.  Prior to joining  McREMI,  Mr.  Taylor  served as an Executive
                                        Vice  President  for a national  syndication/property  management  company.
                                        Mr. Taylor has been involved in the real estate industry since 1983.

Each director shall serve until his successor shall have been duly elected and qualified.

ITEM 11.     EXECUTIVE COMPENSATION
-------      ----------------------

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the year ended December 31, 1995, nor was any direct compensation paid or payable by the Partnership to directors or officers of the general partner of the General Partner for the year ended December 31, 1995. The Partnership has no plans to pay any such remuneration to any directors or officers of the General Partner in the future.

See Item 13 - Certain Relationships and Related Transactions for amounts of compensation and reimbursements paid by the Partnership to the General Partner and its affiliates.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------      --------------------------------------------------------------

(A)   Security ownership of certain beneficial owners.

      No individual or group as defined by Section 13(d)(3) of the Securities Exchange Act of 1934, known to the Partnership is the beneficial owner of more than 5 percent of the Partnership's Units.

(B)   Security ownership of management.

      Neither the General Partner nor any of its officers or directors of its general partner own any limited partnership units.

(C)   Change in control.

      None.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------      ----------------------------------------------

The amendments to the Partnership compensation structure included in the Amended Partnership Agreement provide for an asset management fee to replace all other forms of General Partner compensation other than property management fees and reimbursements of certain costs. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9 percent to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. For the year ended December 31, 1995, the Partnership paid or accrued $165,634 of such asset management fees. Total accrued but unpaid asset management fees of $988,791 were outstanding at December 31, 1995.

The Partnership pays property management fees equal to 5% of the gross receipts of the residential property and paid 6% for the commercial property to McREMI, an affiliate of the General Partner, for providing property management services. Additionally, the Partnership reimburses McREMI for its costs, including overhead of administering the Partnership's affairs. For the year ended December 31, 1995, the Partnership paid or accrued $240,810 of such property management fees and reimbursements.

The Partnership pays a disposition fee to an affiliate of the General Partner equal to 3% of the gross sales price for brokerage services performed in connection with the sale of the Partnership's properties. The fee is due and payable at the time the sale closes. The Partnership incurred $138,750 of such fees for the year ended December 31, 1995 in connection with the sale of properties.

ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
-------      -----------------------------------------------------------------

See accompanying Index to Financial Statements at Item 8.

      (A)     Exhibits
              --------

              The following exhibits are incorporated by reference and are an integral part of this Form 10-K.

              Exhibit
              Number               Description
              -------              -----------

              4. Amended and Restated Limited Partnership Agreement dated March 26, 1992. (Incorporated by reference to the Current Report of the Registrant on Form 8-K dated March 26, 1992, as filed on April 9, 1992).

              10.2 Portfolio Services Agreement, dated February 14, 1991, between Southmark Realty Partners II, Ltd. and McNeil Real Estate Management, Inc. (1)

              10.3 Promissory Note, dated June 14, 1989, among Southmark Realty Partners, Ltd., Southmark Realty Partners II, Ltd. and Woodmen of the World Life Insurance Society relating to Wyoming Mall. (1)

              10.6 Modification of Note and Mortgage, dated May 1, 1984, between Knoblinks Associates III and Samuel R. Pierce, Jr., as Secretary of Housing and Urban Development relating to Harbour Club III. (1)

              10.7 Property Management Agreement dated March 26, 1992, between McNeil Real Estate Fund XXII, L.P. and McNeil Real Estate Management, Inc. (2)

              10.8 Amendment of Property Management Agreement dated March 5, 1993. (2)

              10.9 Revolving Credit Agreement dated August 6, 1991, between McNeil Partners, L.P. and various selected partnerships, including the Registrant. (Incorporated by reference to the Annual Report of McNeil Real Estate Fund XI, Ltd., on Form 10-K for the period ended December 31, 1991 as filed on March 29, 1992.)

              10.10 Property Management Agreement dated March 26, 1992, between Harbour Club Associates and McNeil Real Estate Management Inc. (Incorporated by reference to the Annual Report of the Registrant on Form 10-K for the period ended December 31, 1993, as filed on March 31, 1994.)

              11. Statement regarding computation of Net Loss per Limited Partnership Unit (see Note 1 to Financial Statements).

              Exhibit
              Number                Description
              -------               -----------

              22.                   Following is a list of  subsidiaries  of the
                                    Partnership:

                                                                Names Under
                                            Jurisdiction        Which It Is
              Name of Subsidiary            Incorporation      Doing Business
              ------------------            -------------      --------------

              Harbour Club Associates
              Limited Partnership             Michigan              None


       The Partnership has omitted instruments with respect to long-term debt where the total amount of the securities authorized thereunder does not exceed 10% of the total assets of the Partnership. The Partnership agrees to furnish a copy of each such instrument to the Commission upon request.

                           (1) Incorporated by reference to the Quarterly Report of the Registrant, on Form 10-Q for the period ended March 31, 1991, as filed on May 14, 1991.

                           (2) Incorporated by reference to the Annual Report of the Registrant on Form 10-K for the period ended December 31, 1992, as filed on March 30, 1993.


      (B) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended December 31, 1995.

                       McNEIL REAL ESTATE FUND XXII, L.P.
                              A Limited Partnership

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   McNEIL REAL ESTATE FUND XXII, L.P.

                                                   By:  McNeil Partners, L.P., General Partner

                                                        By: McNeil Investors, Inc., General Partner



March 29, 1996                                    By:  /s/  Robert A. McNeil
-----------------------------------                    ----------------------------------------
Date                                                    Robert A. McNeil
                                                        Chairman of the Board and Director
                                                        Principal Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



March 29, 1996                                    By:  /s/  Donald K. Reed
------------------------------------                  ----------------------------------------
Date                                                    Donald K. Reed
                                                        President and Director of McNeil Investors, Inc.



March 29, 1996                                    By:  /s/  Ron K. Taylor
------------------------------------                  ---------------------------------------
Date                                                    Ron K. Taylor
                                                        Acting Chief Financial Officer
                                                           of McNeil Investors, Inc.



March 29, 1996                                    By:  /s/  Carol A. Fahs
------------------------------------                  ---------------------------------------
Date                                                    Carol A. Fahs
                                                        Chief Accounting Officer of McNeil Real Estate
                                                           Management, Inc.
