Form 10-Q
period 1996-03-31
MCNEIL REAL ESTATE FUND XXII L P
filed 1996-05-15
CIK 758745

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the period ended   March 31, 1996
                         -------------------------------------------------------


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________ Commission file number 0-14268




                       MCNEIL REAL ESTATE FUND XXII, L.P.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)





         California                                 33-0085680
- --------------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                      Identification No.)




             13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240
- --------------------------------------------------------------------------------
         (Address of principal executive offices)            (Zip code)



Registrant's telephone number, including area code   (214) 448-5800
                                                  ------------------------------


Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

                       MCNEIL REAL ESTATE FUND XXII, L.P.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
- ----------------------------
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                          March 31,          December 31,
                                                                             1996                1995
                                                                       ---------------      --------------
ASSETS
- ------
Real estate investments:
   Land.....................................................           $       380,414      $      380,414
   Buildings and improvements...............................                 9,861,208           9,842,846
                                                                        --------------       -------------
                                                                            10,241,622          10,223,260
   Less:  Accumulated depreciation and amortization.........                (4,821,280)         (4,718,722)
                                                                        --------------       -------------
                                                                             5,420,342           5,504,538

Cash and cash equivalents...................................                   687,081             629,747
Cash segregated for security deposits.......................                    68,930              76,490
Accounts receivable.........................................                    10,583               4,683
Escrow deposits.............................................                   149,079             180,537
Prepaid expenses and other assets, net......................                    10,834              11,936
                                                                        --------------       -------------
                                                                       $     6,346,849      $    6,407,931
                                                                        ==============       =============

LIABILITIES AND PARTNERS' DEFICIT
- ---------------------------------

Mortgage notes payable, net.................................           $     6,015,309      $    6,026,515
Accounts payable and accrued expenses.......................                    82,201             133,150
Accrued property taxes .....................................                    43,002              65,931
Payable to affiliates - General Partner.....................                 1,583,861           1,527,935
Security deposits and deferred rental revenue...............                    74,527              73,424
                                                                        --------------       -------------
                                                                             7,798,900           7,826,955
                                                                        --------------       -------------

Partners' deficit:
   Limited  partners - 55,000,000  Units  authorized;
     33,176,117 and 33,208,117 Units issued and
     outstanding  at March 31, 1996 and December 31, 1995,
     respectively 19,818,088 and 19,825,588
     Current Income Units outstanding at March 31, 1996
     and December 31, 1995, respectively, and 13,358,029
     and 13,382,529 Growth/Shelter Units outstanding
     at March 31, 1996 and December 31, 1995 respectively)..                (1,201,012)         (1,168,315)
   General Partner..........................................                  (251,039)           (250,709)
                                                                        --------------       -------------
                                                                            (1,452,051)         (1,419,024)
                                                                        --------------       -------------
                                                                       $     6,346,849      $    6,407,931
                                                                        ==============       =============


The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXII, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                           ---------------------------------
                                                                                1996                1995
                                                                           --------------     --------------
Revenue:
   Rental revenue ............................................             $      556,155     $      780,421
   Interest...................................................                      7,694              5,986
                                                                            -------------      -------------
     Total revenue.............................................                   563,849            786,407
                                                                            -------------      -------------

Expenses:
   Interest....................................................                   145,934            244,675
   Interest - affiliates.......................................                         -             18,292
   Depreciation and amortization...............................                   102,558            164,561
   Property taxes..............................................                    42,972             68,104
   Personnel expenses..........................................                    84,194             97,688
   Utilities...................................................                    42,810             44,813
   Repairs and maintenance.....................................                    52,115             81,265
   Property management fees -affiliates........................                    27,572             44,297
   Other property operating expenses...........................                    26,748             42,184
   General and administrative..................................                    15,487             21,358
   General and administrative - affiliates.....................                    56,486             64,243
   Loss on disposition of real estate..........................                         -            245,637
                                                                            -------------      -------------
     Total expenses............................................                   596,876          1,137,117
                                                                            -------------      -------------

Net loss.......................................................            $      (33,027)    $     (350,710)
                                                                            =============      =============

Net loss allocable to limited partners -
   Current Income Unit.........................................            $       (2,973)    $      (31,564)
Net loss allocable to limited partners -
   Growth/Shelter Unit.........................................                   (29,724)          (315,639)
Net loss allocable to General Partner..........................                      (330)            (3,507)
                                                                            -------------      -------------
Net loss.......................................................            $      (33,027)    $     (350,710)
                                                                            =============      =============

Net loss per thousand limited partnership units:
Current Income Units...........................................            $         (.15)    $        (1.59)
                                                                            =============      =============

Growth/shelter Units...........................................            $        (2.23)    $       (23.57)
                                                                            =============      =============


The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXII, L.P.

                         STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)

               For the Three Months Ended March 31, 1996 and 1995

                                                                                                  Total
                                                    General                 Limited               Partners'
                                                    Partner                 Partners              Deficit
                                                 ---------------         ---------------       ---------------
Balance at December 31, 1994..............       $     (247,625)         $     (863,021)       $   (1,110,646)

Net loss
   General Partner........................               (3,507)                      -                (3,507)
   Current Income Units...................                    -                 (31,564)              (31,564)
   Growth/Shelter Units...................                    -                (315,639)             (315,639)
                                                  -------------           -------------         -------------
Total net loss............................               (3,507)               (347,203)             (350,710)
                                                  -------------           -------------         -------------

Balance at March 31,1995..................       $     (251,132)         $   (1,210,224)       $   (1,461,356)
                                                  =============           =============         =============


Balance at December 31, 1995..............       $     (250,709)        $    (1,168,315)       $   (1,419,024)

Net loss
   General Partner........................                 (330)                      -                  (330)
   Current Income Units...................                    -                  (2,973)               (2,973)
   Growth/Shelter Units...................                    -                 (29,724)              (29,724)
                                                  -------------           -------------         -------------
Total net loss............................                 (330)                (32,697)              (33,027)
                                                  -------------           -------------         -------------

Balance at March 31, 1996.................       $     (251,039)         $   (1,201,012)       $   (1,452,051)
                                                  =============           =============         =============





The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                      Increase in Cash and Cash Equivalents



                                                                            Three Months Ended
                                                                                  March 31,
                                                                 ------------------------------------------
                                                                        1996                    1995
                                                                 ------------------        ----------------

Cash flows from operating activities:
   Cash received from tenants........................            $         561,968         $       828,847
   Cash paid to suppliers............................                     (271,782)               (296,834)
   Cash paid to affiliates...........................                      (28,132)                (42,691)
   Interest received.................................                        7,694                   5,986
   Interest paid.....................................                     (146,054)               (264,312)
   Interest paid to affiliates.......................                            -                 (70,685)
   Property taxes paid and escrowed..................                      (36,792)                (62,243)
                                                                  ----------------          --------------
Net cash provided by operating activities............                       86,902                  98,068
                                                                  ----------------          --------------

Cash flows from investing activities:
   Additions to real estate investments..............                      (18,362)                (14,493)
   Proceeds from sale of real estate.................                            -                 877,664
                                                                  ----------------          --------------
Net cash provided by (used in) investing activities..                      (18,362)                863,171
                                                                  ----------------          --------------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable.........................................                      (11,206)                (32,093)
   Repayment of advances from affiliates -
     General Partner.................................                            -                (149,315)
                                                                  ----------------          --------------
Net cash used in financing activities................                      (11,206)               (181,408)
                                                                  ----------------          --------------

Net increase in cash and cash equivalents............                       57,334                 779,831

Cash and cash equivalents at beginning of
   period............................................                      629,747                 589,211
                                                                  ----------------          --------------

Cash and cash equivalents at end of period...........            $         687,081         $     1,369,042
                                                                  ================          ==============


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

                       McNEIL REAL ESTATE FUND XXII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities

                                                                             Three Months Ended
                                                                                   March 31,
                                                                  -----------------------------------------
                                                                        1996                     1995
                                                                  -----------------        ----------------
Net loss.............................................             $        (33,027)        $      (350,710)
                                                                   ---------------          --------------

Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization.....................                      102,558                 164,561
   Amortization of deferred borrowing costs..........                            -                   2,936
   Amortization of discounts on mortgage
     notes payable...................................                            -                   8,905
   Interest added to advances from affiliates -
     General Partner, net of payments................                            -                  18,292
   Loss on disposition of real estate................                            -                 245,637
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                        7,560                  (6,978)
     Accounts receivable.............................                       (5,900)                 51,989
     Escrow deposits.................................                       31,458                 168,077
     Prepaid expenses and other assets...............                        1,102                   2,423
     Accounts payable and accrued expenses...........                      (50,949)                (66,536)
     Accrued property taxes..........................                      (22,929)               (144,075)
     Advances from affiliate - General Partner.......                            -                 (70,685)
     Payable to affiliates - General Partner.........                       55,926                  65,849
     Security deposits and deferred rental
       revenue.......................................                        1,103                   8,383
                                                                   ---------------          --------------
       Total adjustments.............................                      119,929                 448,778
                                                                   ---------------          --------------

Net cash provided by operating activities............             $         86,902         $        98,068
                                                                   ===============          ==============






The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XXII, L.P.

                          Notes to Financial Statements
                                   (Unaudited)

                                 March 31, 1996
NOTE 1.
- -------

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

NOTE 2.
- -------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate Fund XXII, L.P., c/o McNeil Real Estate Management, Inc., Investor Services, 13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240.

NOTE 3.
- -------

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. The Partnership has suffered recurring losses from operations and the Partnership's only property is in need of major capital improvements in order to maintain occupancy and rental rates at a level to continue to support operations and debt service. Additionally, the property is part of a four phase complex. Phase I of the complex defaulted on the mortgage loan to the United States Department of Housing and Urban Development in January 1993. The property is subject to foreclosure unless a refinancing agreement can be reached with the lender. If Phase I is lost to foreclosure, it would have a significant impact on the operations of Phase III, owned by the Partnership, as the pool and clubhouse are located in Phase I. As of March 31, 1996, no steps have been taken towards the foreclosure of Phase I. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4.
- -------

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

NOTE 5.
- -------

The Partnership pays property management fees equal to 5% of the gross rental receipts for its residential property and paid 6% of gross rental revenues for its commercial property to McNeil Real Estate Management, Inc. ("McREMI"), an affiliate of McNeil, for providing property management and leasing services.

The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs.

The Partnership is incurring an asset management fee which is payable to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. Total accrued but unpaid asset management fees of $1,022,488 were outstanding at March 31, 1996.

The Partnership pays a disposition fee to an affiliate of the General Partner equal to 3% of the gross sales price for brokerage services performed in connection with the sale of the Partnership's properties. The fee is due and payable at the time the sale closes. The Partnership incurred $138,750 of such fees in connection with the sale of Wyoming Mall on March 31, 1995 which was paid in April 1995.

The General Partner has, in its discretion, advanced funds to enable the Partnership to meet its working capital requirements. The advances were unsecured, due on demand and accrued interest at a rate equal to the prime lending rate plus 1%.

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

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                                              Three Months Ended
                                                                                   March 31,
                                                                  ----------------------------------------
                                                                        1996                     1995
                                                                  ----------------         ---------------
Property management fees..................................        $         27,572         $        44,297
Charged to interest - affiliates:
   Interest on advances from affiliates - General
     Partner..............................................                       -                  18,292
Charged to loss on disposition of real estate:
   Disposition fee........................................                       -                 138,750
Charged to general and administrative -
   affiliates:
   Partnership administration.............................                  22,789                  30,898
   Asset management fee...................................                  33,697                  33,345
                                                                   ---------------          --------------
                                                                  $         84,058         $       265,582
                                                                   ===============          ==============

NOTE 6.
- -------

On March 31, 1995, Wyoming Mall was sold to an unrelated third party for a cash price of $9,250,000. The Partnership had a 50% undivided interest in the assets, liabilities and operations of Wyoming Mall, owned jointly with McNeil Real Estate Fund XXI, L.P. Cash proceeds and the loss on the disposition is detailed below:

                                                                     Loss on Sale            Cash Proceeds
                                                                  -----------------        ----------------
Sales Price..........................................             $      4,625,000         $     4,625,000

Selling costs........................................                     (234,838)                (96,088)
Mortgage note prepayment penalty.....................                     (138,441)               (138,441)
Carrying value.......................................                   (4,325,663)
Accounts receivable..................................                      (81,749)
Deferred borrowing costs.............................                      (49,910)
Prepaid expenses.....................................                      (40,036)
                                                                   ---------------

Loss on disposition of real estate...................             $       (245,637)
                                                                   ===============

Retirement of mortgage note..........................                                           (3,452,337)
Payment of 1994 taxes at closing.....................                                              (23,735)
Real estate tax proration............................                                              (14,154)
Credit for security deposit liability................                                              (22,581)
                                                                                            --------------

Net cash proceeds....................................                                      $       877,664
                                                                                            ==============

In April 1995, the Partnership paid a $138,750 disposition fee to an affiliate of the General Partner for brokerage services performed in connection with the sale of Wyoming Mall.

NOTE 7.
- -------

Martha Hess, et al. v. Southmark Equity Partners II, Ltd. (presently known as McNeil Real Estate Fund XXV, L.P.), Southmark Income Investors, Ltd, Southmark Equity Partners, Ltd., Southmark Realty Partners III, Ltd., and Southmark Realty Partners II, Ltd., et al. ("Hess"); Kotowski v. Southmark Equity Partners, Ltd. and Donald Arceri v. Southmark Income Investors, Ltd. These cases were previously pending in the Illinois Appellate Court for the First District ("Appellate Court"), as consolidated Case No. 90-107. Consolidated with these cases are an additional 14 matters against unrelated partnership entities. The Hess case was filed on May 20, 1988, by Martha Hess, individually and on behalf of a putative class of those similarly situated. The original, first, second and third amended complaints in Hess sought rescission, pursuant to the Illinois Securities Act, of over $2.7 million of principal invested in five Southmark (now McNeil) partnerships, and other relief including damages for breach of fiduciary duty and violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. The original, first, second and third amended complaints in Hess were dismissed against the defendant-group because the Appellate Court held that they were not the proper subject of a class action complaint. Hess was, thereafter, amended a fourth time to state causes of action against unrelated partnership entities. Hess went to judgment against that unrelated entity and the judgment, along with the prior dismissal of the class action, was appealed. The Hess appeal was decided by the Appellate Court during 1992. The Appellate Court affirmed the dismissal of the breach of fiduciary duty and consumer fraud claims. The Appellate Court did, however, reverse in part, holding that certain putative class members could file class action complaints against the defendant-group. Although leave to appeal to the Illinois Supreme Court was sought, the Illinois Supreme Court refused to hear the appeal. The effect of the denial is that the Appellate Court's opinion remains standing. On June 15, 1994, the Appellate Court issued its mandate sending the case back to trial court.

In late January 1995, the plaintiffs filed a Motion to File an Amended Consolidated Class Action Complaint, which amends the complaint to name McNeil Partners, L.P. as the successor general partner to Southmark Investment Group. In February 1995, the plaintiffs filed a Motion for Class Certification. The amended cases against the defendant-group, and others, are proceeding under the caption George and Joy Kugler v. I.R.E. Real Estate Income Fund, Jerry and Barbara Neumann v. Southmark Equity Partners II, Richard and Theresa Bartoszewski v. Southmark Realty Partners III, and Edward and Rose Weskerna v. Southmark Realty Partners II.

In September 1995, the court granted the plaintiffs' Motion to File an Amended Complaint, to Consolidate and for Class Certification. The defendants have answered the complaint and have plead that the plaintiffs did not give timely notice of their right to rescind within six months of knowing that right. The Court ruled on Plaintiff's Motion for Summary Judgment on April 25, 1996 and entered partial summary judgment, holding in favor of Plaintiffs against the Partnership, as well as the initial general partners. The Court did not enter judgment as to the amount of damages, but, instead, set a May 17, 1996 status hearing and requested both parties to come to an agreement on the amount of damages by that date. The ultimate resolution of this litigation could result in a loss of up to $355,000 in addition to related legal fees. No accrual has been recorded related to this litigation.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------    ---------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

FINANCIAL CONDITION
- -------------------

The Partnership reported a net loss of $33,027 for the first three months of 1996 as compared to $350,710 for the same period in 1995.

On March 31, 1995, Wyoming Mall was sold to an unrelated third party for a cash price of $9,250,000. The Partnership had a 50% undivided interest in the assets, liabilities and operations of Wyoming Mall, owned jointly with McNeil Real Estate Fund XXI, L.P. The Partnership received net cash proceeds of $887,664 from the sale of the property and recorded a loss on disposition of real estate of $245,637. In April 1995, the Partnership paid a $138,750 disposition fee due to the General Partner from the sale of Wyoming Mall. The Partnership recorded $245,199 of revenue and $248,883 of expense during the first three months of 1995 for Wyoming Mall.

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

In January 1995, the Partnership was able to repay $220,000 of affiliate advances and accrued interest. In April 1995, the proceeds from the sale of Wyoming Mall enabled the Partnership to repay the remaining $713,421 of the affiliate advances and accrued interest.

RESULTS OF OPERATIONS
- ---------------------

Revenue:

Total Partnership revenues decreased by $222,558 or 28% for the three months ended March 31, 1996. Rental revenue decreased $224,266 or 29% while interest income increased by $1,708.

Rental revenue for the three months ended March 31, 1996 was $556,155 as compared to $780,421 for the same period. This decrease of $224,266 is due to the loss in rental revenue generated by Wyoming Mall, which was sold on March 31, 1995.

Expenses:

Total expenses decreased $540,241 or 48% for the three months ended March 31, 1996 as compared to the same period of 1995 primarily due to the sale of Wyoming Mall. The effects from this transaction were declines of $97,610 for interest, $74,606 for depreciation and amortization, $14,203 for property taxes, $14,140 of personnel expenses, $11,454 for utilities, $8,431 for repairs and maintenance, $17,518 for property management fees affiliates, and $10,116 for other property operating expenses.

In addition to the sale of Wyoming Mall, other factors affected the level of expenses reported by Harbor Club III. Interest - affiliates decreased $18,292 for the three months ended March 31, 1996 as compared to the same period of 1995. The sale of Wyoming Mall enabled the Partnership to repay all outstanding affiliate advances, thereby eliminating affiliate interest expense.

Depreciation expense increased $12,603 due to the capital improvements made at Harbour Club III Apartments.

Property tax expense decreased an additional $10,929 for the three months ended March 31, 1996 as compared to the same period of 1995. This decrease is due to the reduction in property tax expense at Harbour Club III Apartments that occurred from a successful tax appeal.

Repairs and maintenance expense decreased $20,719 for the three months ended March 31, 1996 as compared to the same period of 1995. This decrease is due to the replacement of carpeting and appliances at Harbour Club III, which met the Partnership's criteria for capitalization based on the magnitude of the replacements in 1996, but were expensed in 1995.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Partnership was provided $86,902 of cash by operating activities during the first three months of 1996 as compared to $98,068 for the same period in 1995. Cash received from tenants, cash paid to suppliers, cash paid to affiliates, interest paid, and property taxes paid decreased due to the sale of Wyoming Mall. Due to the improved cash position from the sale of Wyoming Mall on March 31, 1995, the Partnership was able to pay $70,685 of interest due to affiliates during the first quarter of 1995.

Net cash used in investing activities was $18,362 for the first three months of 1996 as compared to $863,171 of cash provided by investing activities for the same period of 1995. The Partnership received $887,664 of cash proceeds from the sale of Wyoming Mall on March 31, 1995. Cash used for additions to real estate totaled $18,362 during the first three months of 1996 as compared to $14,493 during the same period of 1995.

Net cash used in financing activities was $11,206 during the first three months of 1996 as compared to $181,408 for the same period of 1995. Principal payments on mortgage notes payable decreased due to the retirement of the mortgage note related to Wyoming Mall. During the first three months of 1995, the improved cash position enabled the Partnership to repay all outstanding advances from affiliates of the General Partner.

Short-term liquidity:

At March 31, 1996, the Partnership held $687,087 of cash and cash equivalents, up $57,334 since December 31, 1995. The balance of cash and cash equivalents can be considered no more than a minimum level of cash reserves for the remaining property's operations. Harbour Club III Apartments is expected to provide sufficient positive cash flow for normal operations and debt service payments for the remainder of 1996. However, Harbour Club III is in need of major capital improvements in order to maintain occupancy and rental rates at a level to continue to support operations and debt service. The necessary capital improvements will have to be funded from outside sources. No such sources have been identified. Management is currently seeking additional financing to fund these improvements, however such financing is not assured. If the property is unable to obtain additional funds and cannot maintain operations at a level to support its current debt, the property may ultimately be foreclosed on by the lender.

McNeil Real Estate Fund XXI, L.P. had advanced funds to the Partnership for tenant improvements and operations at Wyoming Mall. The advances were unsecured, due on demand and accrued interest at a rate of prime plus 3 1/2%. In April 1995, the proceeds from the sale of Wyoming Mall were utilized to repay the advances plus the accrued interest due to McNeil Real Estate Fund XXI, L.P.

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships, if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive any additional funds under the facility because no amounts have been reserved for any particular partnership. As of March 31, 1996, $2,662,819 remained available for borrowing under the facility; however, additional funds could be available as other partnerships repay existing borrowings. This commitment will terminate March 26, 1997.

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

                           PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS
- -------      -----------------

Martha Hess, et al. v. Southmark Equity Partners II, Ltd. (presently known as McNeil Real Estate Fund XXV, L.P.), Southmark Income Investors, Ltd, Southmark Equity Partners, Ltd., Southmark Realty Partners III, Ltd., and Southmark Realty Partners II, Ltd., et al. ("Hess"); Kotowski v. Southmark Equity Partners, Ltd. and Donald Arceri v. Southmark Income Investors, Ltd. These cases were previously pending in the Illinois Appellate Court for the First District ("Appellate Court"), as consolidated Case No. 90-107. Consolidated with these cases are an additional 14 matters against unrelated partnership entities. The Hess case was filed on May 20, 1988, by Martha Hess, individually and on behalf of a putative class of those similarly situated. The original, first, second and third amended complaints in Hess sought rescission, pursuant to the Illinois Securities Act, of over $2.7 million of principal invested in five Southmark (now McNeil) partnerships, and other relief including damages for breach of fiduciary duty and violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. The original, first, second and third amended complaints in Hess were dismissed against the defendant-group because the Appellate Court held that they were not the proper subject of a class action complaint. Hess was, thereafter, amended a fourth time to state causes of action against unrelated partnership entities. Hess went to judgment against that unrelated entity and the judgment, along with the prior dismissal of the class action, was appealed. The Hess appeal was decided by the Appellate Court during 1992. The Appellate Court affirmed the dismissal of the breach of fiduciary duty and consumer fraud claims. The Appellate Court did, however, reverse in part, holding that certain putative class members could file class action complaints against the defendant-group. Although leave to appeal to the Illinois Supreme Court was sought, the Illinois Supreme Court refused to hear the appeal. The effect of the denial is that the Appellate Court's opinion remains standing. On June 15, 1994, the Appellate Court issued its mandate sending the case back to trial court.

In late January 1995, the plaintiffs filed a Motion to File an Amended Consolidated Class Action Complaint, which amends the complaint to name McNeil Partners, L.P. as the successor general partner to Southmark Investment Group. In February 1995, the plaintiffs filed a Motion for Class Certification. The amended cases against the defendant-group, and others, are proceeding under the caption George and Joy Kugler v. I.R.E. Real Estate Income Fund, Jerry and Barbara Neumann v. Southmark Equity Partners II, Richard and Theresa Bartoszewski v. Southmark Realty Partners III, and Edward and Rose Weskerna v. Southmark Realty Partners II.

In September 1995, the court granted the plaintiffs' Motion to File an Amended Complaint, to Consolidate and for Class Certification. The defendants have answered the complaint and have plead that the plaintiffs did not give timely notice of their right to rescind within six months of knowing that right. The Court ruled on Plaintiff's Motion for Summary Judgment on April 25, 1996 and entered partial summary judgment, holding in favor of Plaintiffs against the Partnership, as well as the initial general partners. The Court did not enter judgment as to the amount of damages, but, instead, set a May 17, 1996 status hearing and requested both parties to come to an agreement on the amount of damages by that date. The ultimate resolution of this litigation could result in a loss of up to $355,000 in addition to related legal fees. No accrual has been recorded related to this litigation.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
- -------    ---------------------------------

(a)      Exhibits.

         Exhibit
         Number                    Description
         -------                   -----------

         4. Amended and Restated Limited Partnership Agreement dated March 26, 1992. (Incorporated by reference to the Current Report of the Registrant on Form 8-K dated March 26, 1992, as filed on April 9, 1992).

         11.                       Statement    regarding   computation  of  Net
                                   Income (Loss) per Thousand Limited Partnership Units: Net income (loss) per thousand limited partnership units is computed by dividing net income (loss) allocated to the limited partners by the weighted average number of limited partner-ship units outstanding expressed in thousands. Per unit information has been computed based on 19,818 and 19,876 weighted average Current Income Units (in thousands) outstanding in 1996 and 1995, respectively, and 13,358 and 13,393 weighted average Growth/Shelter Units (in thousands) out-standing in 1996 and 1995, respectively.

         27.                       Financial  Data   Schedule  for  the  quarter
                                   ended March 31, 1996.


(b)      Reports on Form 8-K.   There  were no  reports on Form 8-K filed during
         the quarter ended March 31, 1996.

                       MCNEIL REAL ESTATE FUND XXII, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                              McNEIL REAL ESTATE FUND XXII, L.P.

                              By:  McNeil Partners, L.P., General Partner

                                   By: McNeil Investors, Inc., General Partner




May 15, 1996                       By: /s/ Donald K. Reed
- -------------------                    -----------------------------------------
Date                                   Donald K. Reed
                                       President and Chief Executive Officer




May 15, 1996                       By: /s/ Ron K. Taylor
- -------------------                    -----------------------------------------
Date                                   Ron K. Taylor
                                       Acting Chief Financial Officer of
                                        McNeil Investors, Inc.




May 15, 1996                       By: /s/ Carol A. Fahs
- -------------------                    -----------------------------------------
Date                                   Carol A. Fahs
                                       Chief Accounting Officer of McNeil
                                        Real Estate Management, Inc.