Form 10-Q
period 1996-06-30
MCNEIL REAL ESTATE FUND XXII L P
filed 1996-08-14
CIK 758745

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


    For the period ended          June 30, 1996
                        --------------------------------------------------------


                                       OR

[ ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d)  OF THE  SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ______________ to_____________
    Commission file number  0-14268
                           --------


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




             13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240
- --------------------------------------------------------------------------------
          (Address of principal executive offices)          (Zip code)



Registrant's telephone number, including area code      (214) 448-5800
                                                   -----------------------------


Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

                       MCNEIL REAL ESTATE FUND XXII, L.P.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
- ------- --------------------
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                          June 30,          December 31,
                                                                            1996                1995
                                                                       ---------------      --------------
ASSETS
- ------
   Real estate investments:
   Land.....................................................           $       380,414      $      380,414
   Buildings and improvements...............................                 9,990,652           9,842,846
                                                                        --------------       -------------
                                                                            10,371,066          10,223,260
   Less:  Accumulated depreciation and amortization.........                (4,927,686)         (4,718,722)
                                                                        --------------       -------------
                                                                             5,443,380           5,504,538

Cash and cash equivalents...................................                   703,847             629,747
Cash segregated for security deposits.......................                    65,831              76,490
Accounts receivable.........................................                     6,793               4,683
Escrow deposits.............................................                   184,966             180,537
Prepaid expenses and other assets, net......................                    11,840              11,936
                                                                        --------------       -------------
                                                                       $     6,416,657      $    6,407,931
                                                                        ==============       =============

LIABILITIES AND PARTNERS' DEFICIT
- ---------------------------------

Mortgage note payable, net..................................           $     6,003,743      $    6,026,515
Accounts payable and accrued expenses.......................                    90,301             133,150
Accrued property taxes .....................................                    93,878              65,931
Payable to affiliates - General Partner.....................                 1,643,701           1,527,935
Security deposits and deferred rental revenue...............                    71,135              73,424
                                                                        --------------       -------------
                                                                             7,902,758           7,826,955
                                                                        --------------       -------------

Partners' deficit:
   Limited  partners - 55,000,000  Units  authorized;
     33,176,117 and 33,208,117 Units  issued and
     outstanding at June 30, 1996 and December 31, 1995,
     respectively (19,818,088 and 19,825,588 Current
     Income Units  outstanding at June 30, 1996 and
     December 31, 1995, respectively,  and  13,358,029
     and 13,382,529 Growth/Shelter Units outstanding at
     June 30, 1996 and December 31, 1995, respectively).....                (1,234,721)         (1,168,315)
   General Partner..........................................                  (251,380)           (250,709)
                                                                        --------------       -------------
                                                                            (1,486,101)         (1,419,024)
                                                                        --------------       -------------
                                                                       $     6,416,657      $    6,407,931
                                                                        ==============       =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXII, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended                      Six Months Ended
                                                  June 30,                              June 30,
                                      ---------------------------------    ---------------------------------
                                          1996               1995               1996                1995
                                      --------------     --------------    --------------     --------------
Revenue:
   Rental revenue................     $      560,146     $      561,632    $    1,116,301     $    1,342,053
   Interest......................              8,131              6,956            15,825             12,942
   Gain on legal settlement......                  -             38,749                 -             38,749
                                       -------------      -------------     -------------      -------------
     Total revenue...............            568,277            607,337         1,132,126          1,393,744
                                       -------------      -------------     -------------      -------------

Expenses:
   Interest......................            145,572            146,651           291,506            391,326
   Interest - affiliates.........                  -                276                 -             18,568
   Depreciation and
     amortization................            106,406             89,955           208,964            254,516
   Property taxes................             50,876             53,901            93,848            122,005
   Personnel costs...............             68,160             75,157           152,354            172,845
   Utilities.....................             26,338             34,369            69,148             79,182
   Repair and maintenance........             66,757             53,744           118,872            135,009
   Property management
     fees - affiliates...........             28,029             27,316            55,601             71,613
   Other property operating
     expenses....................             25,117             29,495            51,865             71,679
   General and administrative....             26,301             18,322            41,788             39,680
   General and administrative -
     affiliates..................             58,771             66,309           115,257            130,552
   Loss on disposition of real
     estate......................                  -                  -                 -            245,637
                                       -------------      -------------     -------------      -------------
     Total expenses..............            602,327            595,495         1,199,203          1,732,612
                                       -------------      -------------     -------------      -------------

Net income (loss)................     $      (34,050)    $       11,842    $      (67,077)    $     (338,868)
                                       =============      =============     =============      =============

Net income (loss) allocable
   to limited partners - Current
   Income Unit...................     $       (3,064)    $        1,066    $       (6,037)    $      (30,498)
Net income (loss) allocable
   to limited partners - Growth
   Shelter Unit..................            (30,645)            10,658           (60,369)          (304,981)
Net income (loss) allocable
   to General Partner............               (341)               118              (671)            (3,389)
                                       -------------      -------------     -------------      -------------
Net income (loss)................     $      (34,050)    $       11,842    $      (67,077)    $     (338,868)
                                       =============      =============     =============      =============

Net income (loss) per thousand
limited partnership units:
Current Income Units.............     $         (.15)    $          .05    $         (.30)    $        (1.54)
                                       =============      =============     =============      =============

Growth/Shelter Units.............     $        (2.29)    $          .80    $        (4.52)    $       (22.79)
                                       =============      =============     =============      ==============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXII, L.P.

                         STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)

                 For the Six Months Ended June 30, 1996 and 1995

                                                                                                  Total
                                                    General                 Limited               Partners'
                                                    Partner                 Partners              Deficit
                                                 ---------------         ---------------       ---------------
Balance at December 31, 1994..............       $     (247,625)         $     (863,021)       $   (1,110,646)

Net loss
   General Partner........................               (3,389)                      -                (3,389)
   Current Income Units...................                    -                 (30,498)              (30,498)
   Growth/Shelter Units...................                    -                (304,981)             (304,981)
                                                  -------------           -------------         -------------
Total net loss............................               (3,389)               (335,479)             (338,868)
                                                  -------------           -------------         -------------

Balance at June 30,1995...................       $     (251,014)         $   (1,198,500)       $   (1,449,514)
                                                  =============           =============         =============


Balance at December 31, 1995..............       $     (250,709)         $   (1,168,315)       $   (1,419,024)

Net loss
   General Partner........................                 (671)                      -                  (671)
   Current Income Units...................                    -                  (6,037)               (6,037)
   Growth/Shelter Units...................                    -                 (60,369)              (60,369)
                                                  -------------           -------------         -------------
Total net loss............................                 (671)                (66,406)              (67,077)
                                                  -------------           -------------         -------------

Balance at June 30, 1996..................       $     (251,380)         $   (1,234,721)       $   (1,486,101)
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

                       McNEIL REAL ESTATE FUND XXII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                               Six Months Ended
                                                                                   June 30,
                                                                 ------------------------------------------
                                                                        1996                     1995
                                                                 ------------------        ----------------
Cash flows from operating activities:
   Cash received from tenants........................            $       1,127,749         $     1,414,899
   Cash received from legal settlement...............                            -                  38,749
   Cash paid to suppliers............................                     (487,610)               (505,101)
   Cash paid to affiliates...........................                      (55,091)               (225,655)
   Interest received.................................                       15,825                  12,942
   Interest paid.....................................                     (273,137)               (402,209)
   Interest paid to affiliates.......................                            -                (149,043)
   Property taxes paid and escrowed..................                      (64,448)                (89,698)
                                                                  ----------------          --------------
Net cash provided by operating activities............                      263,288                  94,884
                                                                  ----------------          --------------

Cash flows from investing activities:
   Additions to real estate investments..............                     (147,806)               (102,673)
   Proceeds from sale of real estate.................                            -                 738,914
                                                                  ----------------          --------------
Net cash provided by (used in) investing activities..                     (147,806)                636,241
                                                                  ----------------          --------------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable.........................................                      (41,382)                (51,557)
   Repayment of advances from affiliates -
     General Partner.................................                            -                (784,654)
                                                                  ----------------          --------------
Net cash used in financing activities................                      (41,382)               (836,211)
                                                                  ----------------          --------------

Net increase (decrease)in cash and cash equivalents..                       74,100                (105,086)

Cash and cash equivalents at beginning of
   period............................................                      629,747                 589,211
                                                                  ----------------          --------------

Cash and cash equivalents at end of period...........            $         703,847         $       484,125
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

                       McNEIL REAL ESTATE FUND XXII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities


                                                                             Six Months Ended
                                                                                  June 30,
                                                                  -----------------------------------------
                                                                        1996                     1995
                                                                  -----------------        ----------------

Net loss.............................................             $        (67,077)        $      (338,868)
                                                                   ---------------          --------------

Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization.....................                      208,964                 254,516
   Amortization of deferred borrowing costs..........                            -                   2,936
   Amortization of discounts on mortgage
     note payable....................................                       18,610                  17,810
   Interest added to advances from affiliates -
     General Partner, net of payments................                            -                  18,568
   Loss on disposition of real estate................                            -                 245,637
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                       10,659                  10,147
     Accounts receivable.............................                       (2,110)                 57,439
     Escrow deposits.................................                       (4,429)                130,686
     Prepaid expenses and other assets...............                           96                  (5,577)
     Accounts payable and accrued expenses...........                      (42,849)                (47,764)
     Accrued property taxes..........................                       27,947                 (88,422)
     Advances from affiliate - General Partner.......                            -                (149,043)
     Payable to affiliates - General Partner.........                      115,766                 (23,490)
     Security deposits and deferred rental
       revenue.......................................                       (2,289)                 10,309
                                                                   ---------------          --------------
       Total adjustments.............................                      330,365                 433,752
                                                                   ---------------          --------------

Net cash provided by operating activities............             $        263,288         $        94,884
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

                                  June 30, 1996

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

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

NOTE 3.
- -------

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. The Partnership has suffered recurring losses from operations and the Partnership's only property is in need of major capital improvements in order to maintain occupancy and rental rates at a level to continue to support operations and debt service. Additionally, the property is part of a four phase complex. Phase I of the complex defaulted on the mortgage loan to the United States Department of Housing and Urban Development in January 1993. The property is subject to foreclosure unless a refinancing agreement can be reached with the lender. If Phase I is lost to foreclosure, it would have a significant impact on the operations of Phase III, owned by the Partnership, as the pool and clubhouse are located in Phase I. As of June 30, 1996, no steps have been taken towards the foreclosure of Phase I. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The Partnership is incurring an asset management fee which is payable to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. Total accrued but unpaid asset management fees of $1,058,574 were outstanding at June 30, 1996.

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

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:
                                                           Six Months Ended
                                                                June 30,
                                                        -----------------------
                                                            1996        1995
                                                        ----------   ----------

Property management fees............................    $   55,601   $   71,613
Charged to interest - affiliates:
   Interest on advances from affiliates - General
     Partner........................................             -       18,568
Charged to loss on disposition of real estate:
   Disposition fee..................................             -      138,750
Charged to general and administrative -
   affiliates:
   Partnership administration.......................        45,474       61,825
   Asset management fee.............................        69,783       68,727
                                                         ---------    ---------
                                                        $  170,858   $  359,483
                                                         =========    =========

NOTE 6.
- -------

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

NOTE 7.
- -------

Martha Hess, et al. v. Southmark Realty Partners II, Ltd. (presently known as McNeil Real Estate Fund XXII, L.P.), Southmark Income Investors, Ltd, Southmark Equity Partners, Ltd., Southmark Realty Partners III, Ltd., and Southmark Equity Partners II, Ltd., et al. ("Hess"); Kotowski v. Southmark Equity Partners, Ltd. and Donald Arceri v. Southmark Income Investors, Ltd. These cases were previously pending in the Illinois Appellate Court for the First District ("Appellate Court"), as consolidated Case No. 90-107. Consolidated with these cases are an additional 14 matters against unrelated partnership entities. The Hess case was filed on May 20, 1988, by Martha Hess, individually and on behalf of a putative class of those similarly situated. The original, first, second and third amended complaints in Hess sought rescission, pursuant to the Illinois Securities Act, of over $2.7 million of principal invested in five Southmark (now McNeil) partnerships, and other relief including damages for breach of fiduciary duty and violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. The original, first, second and third amended complaints in Hess were dismissed against the defendant-group because the Appellate Court held that they were not the proper subject of a class action complaint. Hess was, thereafter, amended a fourth time to state causes of action against unrelated partnership entities. Hess went to judgment against that unrelated entity and the judgment, along with the prior dismissal of the class action, was appealed. The Hess appeal was decided by the Appellate Court during 1992. The Appellate Court affirmed the dismissal of the breach of fiduciary duty and consumer fraud claims. The Appellate Court did, however, reverse in part, holding that certain putative class members could file class action complaints against the defendant-group. Although leave to appeal to the Illinois Supreme Court was sought, the Illinois Supreme Court refused to hear the appeal. The effect of the denial is that the Appellate Court's opinion remains standing. On June 15, 1994, the Appellate Court issued its mandate sending the case back to trial court.

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

In September 1995, the court granted the plaintiffs' Motion to File an Amended Complaint, to Consolidate and for Class Certification. The defendants have answered the complaint and have plead that the plaintiffs did not give timely notice of their right to rescind within six months of knowing that right. The Court ruled on Plaintiff's Motion for Summary Judgment on April 25, 1996 and entered partial summary judgment, holding in favor of Plaintiffs against the Partnership, as well as the initial general partners. The Court did not enter judgment as to the amount of damages, but, instead, set a May 17, 1996 status hearing and requested both parties to come to an agreement on the amount of damages. The parties have begun settlement negotiations; however, the Partnership defendants are still discussing whether to appeal the Summary Judgment. The ultimate resolution of this litigation could result in a loss of up to $355,000 in addition to related legal fees. No accrual has been recorded related to this litigation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- ------- ---------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

FINANCIAL CONDITION
- -------------------

The Partnership reported a net loss of $67,077 for the first six months of 1996 as compared to $338,868 for the same period in 1995.

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

RESULTS OF OPERATIONS
- ---------------------

Revenue:

Total Partnership revenues decreased by $39,060 and $261,618 for the three and six months ended June 30, 1996, respectively, as compared to the same periods of 1995. Rental revenue decreased $1,486 and $225,752 for the three and six months ended June 30, 1996, respectively, as compared to the same periods in 1995, primarily due to the sale of Wyoming Mall in March 1995.

The Partnership recorded $38,749 of gain on legal settlement during the first half of 1995. In May 1995, the Partnership received cash of $29,292 and common and preferred stock in the reorganized Southmark that was subsequently sold for $9,457, as full satisfaction of claims previously filed in the Bankruptcy Court.

Expenses:

Total expenses increased $6,832 for the three months and decreased $533,409 for the six months ended June 30, 1996, as compared to the same periods of 1995, primarily due to the sale of Wyoming Mall. The effects from this transaction were declines of $97,610 for interest, $74,606 for depreciation and amortization, $14,203 for property taxes, $21,368 of personnel expenses, $15,049 for utilities, $11,917 for repairs and maintenance, $17,518 for property management fees - affiliates, and $16,488 for other property operating expenses. A $245,637 loss on the sale of Wyoming Mall was recorded in March 1995.

In addition to the sale of Wyoming Mall, other factors affected the level of expenses reported by Harbor Club III. No interest - affiliates were recorded for the six months ended June 30, 1996 as compared to $18,568 for the same period of 1995. The sale of Wyoming Mall enabled the Partnership to repay all outstanding affiliate advances, thereby eliminating affiliate interest expense.

Depreciation expense increased $16,451 and $29,054 for the three months and six months ended June 30, 1996, respectively, as compared to the same periods of 1995, due to the capital improvements made at Harbour Club III Apartments.

Property tax expense decreased $3,025 and $13,954 for the three months and six months ended June 30, 1996, respectively, as compared to the same periods of 1995. This decrease is due to the reduction in property tax expense at Harbour Club III Apartments that occurred from a successful tax appeal.

General and administrative - affiliates decreased $7,538 and $15,295 for the three months and the six months ended June 30, 1996, respectively, as compared to the same periods of 1995. This is attributable to a decrease in the number of properties, due to the sale of Wyoming Mall, to which the overhead costs are allocated by McREMI.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Partnership was provided $263,288 of cash by operating activities during the first six months of 1996 as compared to $94,884 for the same period in 1995. Cash received from tenants, cash paid to suppliers, cash paid to affiliates, interest paid, and property taxes paid decreased due to the sale of Wyoming Mall. Due to the improved cash position from the sale of Wyoming Mall, the Partnership was able to pay $149,043 of interest due to affiliates during the first half of 1995. The Partnership received $38,749 of legal settlement relating to the claims previously filed against Southmark in the Bankruptcy Court.

Net cash used in investing activities was $147,806 for the first six months of 1996 as compared to $636,241 of cash provided by investing activities for the same period of 1995. The Partnership received $738,914 of cash proceeds from the sale of Wyoming Mall on March 31, 1995. Cash used for additions to real estate totaled $147,806 during the first six months of 1996 as compared to $102,673 during the same period of 1995.

Net cash used in financing activities was $41,382 during the first six months of 1996 as compared to $836,211 for the same period of 1995. Principal payments on mortgage notes payable decreased due to the retirement of the mortgage note related to Wyoming Mall. During the first six months of 1995, the improved cash position enabled the Partnership to repay all outstanding advances from affiliates of the General Partner.

Short-term liquidity:

At June 30, 1996, the Partnership held $703,847 of cash and cash equivalents, up $74,100 since December 31, 1995. The balance of cash and cash equivalents can be considered no more than a minimum level of cash reserves for the remaining property's operations. Harbour Club III Apartments is expected to provide sufficient positive cash flow for normal operations and debt service payments for the remainder of 1996. However, Harbour Club III is in need of major capital improvements in order to maintain occupancy and rental rates at a level to continue to support operations and debt service. The necessary capital improvements will have to be funded from outside sources. No such sources have been identified. Management is currently seeking additional financing to fund these improvements, however such financing is not assured. If the property is unable to obtain additional funds and cannot maintain operations at a level to support its current debt, the property may ultimately be foreclosed on by the lender.

McNeil Real Estate Fund XXI, L.P. had advanced funds to the Partnership for tenant improvements and operations at Wyoming Mall. The advances were unsecured, due on demand and accrued interest at a rate of prime plus 3 1/2%. In April 1995, the proceeds from the sale of Wyoming Mall were utilized to repay the advances plus the accrued interest due to McNeil Real Estate Fund XXI, L.P.

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships, if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive any additional funds under the facility because no amounts have been reserved for any particular partnership. As of June 30, 1996, $4,082,159 remained available for borrowing under the facility; however, additional funds could be available as other partnerships repay existing borrowings. This commitment will terminate March 26, 1997.

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

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
- -------   -----------------

1) HCW Pension Real Estate Fund, Ltd. et al. v. Ernst & Young, BDO Seidman et al. (Case #92-06560-A). This suit was filed on behalf of the Partnership and other affiliated partnerships (the "Affiliated Partnerships") on May 26, 1992, in the 14th Judicial District Court of Dallas County. The petition sought recovery against the Partnership's former auditors, Ernst & Young, for negligence and fraud in failing to detect and/or report overcharges of fees/expenses by Southmark Corporation ("Southmark"), the former general partner. The former auditors initially asserted counterclaims against the Affiliated Partnerships based on alleged fraudulent misrepresentations made to the auditors by the former management of the Affiliated Partnerships (Southmark) in the form of client representation letters executed and delivered to the auditors by Southmark management. The counterclaims sought recovery of attorneys' fees and costs incurred in defending this action. The counterclaims were later dismissed on appeal, as discussed below.

     The trial court granted summary judgment against the Partnership based on the statute of limitations; however, on appeal, the Dallas Court of Appeals reversed the trial court and remanded for trial the Affiliated Partnerships' fraud claims against Ernst & Young. The Texas Supreme Court denied Ernst & Young's application for writ of error on January 11, 1996. The Partnership is continuing to pursue vigorously its claims against Ernst & Young. Trial is set for the week of October 14, 1996; however, the final outcome of this litigation cannot be determined at this time.

2) Martha Hess, et al. v. Southmark Realty Partners II, Ltd. (presently known as McNeil Real Estate Fund XXII, L.P.), Southmark Income Investors, Ltd, Southmark Equity Partners, Ltd., Southmark Realty Partners III, Ltd., and Southmark Equity Partners II, Ltd., et al. ("Hess"); Kotowski v. Southmark Equity Partners, Ltd. and Donald Arceri v. Southmark Income Investors, Ltd. These cases were previously pending in the Illinois Appellate Court for the First District ("Appellate Court"), as consolidated Case No. 90-107. Consolidated with these cases are an additional 14 matters against unrelated partnership entities. The Hess case was filed on May 20, 1988, by Martha Hess, individually and on behalf of a putative class of those similarly situated. The original, first, second and third amended complaints in Hess sought rescission, pursuant to the Illinois Securities Act, of over $2.7 million of principal invested in five Southmark (now McNeil) partnerships, and other relief including damages for breach of fiduciary duty and violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. The original, first, second and third amended complaints in Hess were dismissed against the defendant-group because the Appellate Court held that they were not the proper subject of a class action complaint. Hess was, thereafter, amended a fourth time to state causes of action against unrelated partnership entities. Hess went to judgment against that unrelated entity and the judgment, along with the prior dismissal of the class action, was appealed. The Hess appeal was decided by the Appellate Court during 1992. The Appellate Court affirmed the dismissal of the breach of fiduciary duty and consumer fraud claims. The Appellate Court did, however, reverse in part, holding that certain putative class members could file class action complaints against the defendant-group. Although leave to appeal to the Illinois Supreme Court was sought, the Illinois Supreme Court refused to hear the appeal. The effect of the denial is that the Appellate Court's opinion remains standing. On June 15, 1994, the Appellate Court issued its mandate sending the case back to trial court.

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

     In September 1995, the court granted the plaintiffs' Motion to File an Amended Complaint, to Consolidate and for Class Certification. The defendants have answered the complaint and have plead that the plaintiffs did not give timely notice of their right to rescind within six months of knowing that right. The Court ruled on Plaintiff's Motion for Summary Judgment on April 25, 1996 and entered partial summary judgment, holding in favor of Plaintiffs against the Partnership, as well as the initial general partners. The Court did not enter judgment as to the amount of damages, but, instead, set a May 17, 1996 status hearing and requested both parties to come to an agreement on the amount of damages. The parties have begun settlement negotiations; however, the Partnership defendants are still discussing whether to appeal the Summary Judgment. The ultimate resolution of this litigation could result in a loss of up to $355,000 in addition to related legal fees. No accrual has been recorded related to this litigation.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
- -------    --------------------------------

(a)      Exhibits.

         Exhibit
         Number                     Description
         -------                    -----------

         4. Amended and Restated Limited Partnership Agreement dated March 26, 1992. (Incorpo-rated by reference to the Current Report of the Registrant on Form 8-K dated March 26, 1992, as filed on April 9, 1992).

         11. Statement regarding computation of Net Income (Loss) per Thousand Limited Partner-ship Units: Net income (loss) per thousand limited partnership units is computed by dividing net income (loss) allocated to the limited partners by the weighted average number of limited partnership units out-standing expressed in thousands. Per unit information has been computed based on 19,818 and 19,826 weighted average Current Income Units (in thousands) outstanding in 1996 and 1995, respectively, and 13,358 and 13,383 weighted average Growth/Shelter Units (in thousands) outstanding in 1996 and 1995, respectively.

         27.                        Financial   Data  Schedule  for  the quarter
                                    ended June 30, 1996.


(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 1996.

                       MCNEIL REAL ESTATE FUND XXII, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                McNEIL REAL ESTATE FUND XXII, L.P.

                                By:  McNeil Partners, L.P., General Partner

                                     By: McNeil Investors, Inc., General Partner




August 14, 1996                      By: /s/  Donald K. Reed
- ----------------------------            ----------------------------------------
Date                                    Donald K. Reed
                                        President and Chief Executive Officer




August 14, 1996                      By: /s/  Ron K. Taylor
- ----------------------------            ----------------------------------------
Date                                    Ron K. Taylor
                                        Acting Chief Financial Officer of
                                        McNeil Investors, Inc.




August 14, 1996                      By: /s/  Carol A. Fahs
- ----------------------------            ----------------------------------------
Date                                    Carol A. Fahs
                                        Chief Accounting Officer of McNeil Real
                                        Estate Management, Inc.