Form 10-Q
period 1996-09-30
MCNEIL REAL ESTATE FUND XXII L P
filed 1996-11-14
CIK 758745

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the period ended        September 30, 1996
                           -----------------------------------------------------


                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________ Commission file number 0-14268
                           ----------


                       MCNEIL REAL ESTATE FUND XXII, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




         California                                 33-0085680
--------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                       Identification No.)




             13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240
--------------------------------------------------------------------------------
          (Address of principal executive offices)         (Zip code)



Registrant's telephone number, including area code  (972) 448-5800
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

                       MCNEIL REAL ESTATE FUND XXII, L.P.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
------- --------------------
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                        September 30,       December 31,
                                                                            1996                1995
                                                                       ---------------      --------------

ASSETS
------

Real estate investments:
   Land.....................................................           $       380,414      $      380,414
   Buildings and improvements...............................                10,058,677           9,842,846
                                                                        --------------       -------------
                                                                            10,439,091          10,223,260
   Less:  Accumulated depreciation and amortization.........                (5,033,814)         (4,718,722)
                                                                        --------------       -------------
                                                                             5,405,277           5,504,538

Cash and cash equivalents...................................                   783,554             629,747
Cash segregated for security deposits.......................                    66,170              76,490
Accounts receivable.........................................                     6,716               4,683
Escrow deposits.............................................                   121,893             180,537
Prepaid expenses and other assets, net......................                    11,864              11,936
                                                                        --------------       -------------
                                                                       $     6,395,474      $    6,407,931
                                                                        ==============       =============

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage note payable, net..................................           $     5,991,809      $    6,026,515
Accounts payable and accrued expenses.......................                    80,518             133,150
Accrued property taxes .....................................                    61,770              65,931
Payable to affiliates - General Partner.....................                 1,695,764           1,527,935
Security deposits and deferred rental revenue...............                    66,635              73,424
                                                                        --------------       -------------
                                                                             7,896,496           7,826,955
                                                                        --------------       -------------

Partners' deficit:
   Limited  partners - 55,000,000  Units  authorized;
    33,176,117 and 33,208,117 Units issued and  out-
    standing at September 30, 1996 and December 31, 1995,
    respectively (19,818,088 and 19,825,588 Current
    Income Units outstanding at September 30, 1996 and
    December 31, 1995, respectively,  and 13,358,029 and
    13,382,529  Growth/Shelter  Units  outstanding  at
    September  30, 1996 and December 31, 1995,
    respectively)...........................................                (1,249,494)         (1,168,315)
   General Partner..........................................                  (251,528)           (250,709)
                                                                        --------------       -------------
                                                                            (1,501,022)         (1,419,024)
                                                                        --------------       -------------
                                                                       $     6,395,474      $    6,407,931
                                                                        ==============       =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXII, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended                      Nine Months Ended
                                               September 30,                         September 30,
                                      ---------------------------------    ---------------------------------
                                          1996               1995               1996                1995
                                      --------------    ---------------    --------------     --------------
Revenue:
   Rental revenue................     $      570,705     $      555,388    $    1,687,006     $    1,897,441
   Interest......................              7,889              6,041            23,714             18,983
   Gain on legal settlement......                  -                  -                 -             38,749
                                       -------------      -------------     -------------      -------------
     Total revenue...............            578,594            561,429         1,710,720          1,955,173
                                       -------------      -------------     -------------      -------------

Expenses:
   Interest......................            145,202            146,345           436,708            537,671
   Interest - affiliates.........                  -                  -                 -             18,568
   Depreciation and
     amortization................            106,128            112,055           315,092            366,571
   Property taxes................             54,813             53,901           148,661            175,906
   Personnel costs...............             74,615             77,176           226,969            250,021
   Utilities.....................             20,728             24,609            89,876            103,791
   Repair and maintenance........             65,374             50,167           184,246            185,176
   Property management
     fees - affiliates...........             28,247             27,846            83,848             99,459
   Other property operating
     expenses....................             27,661             39,816            79,526            111,495
   General and administrative....             18,229             14,103            60,017             53,783
   General and administrative -
     affiliates..................             52,518             67,832           167,775            198,384
   Loss on disposition of real
     estate......................                  -                  -                 -            245,637
                                       -------------      -------------     -------------      -------------
     Total expenses..............            593,516            613,850         1,792,718          2,346,462
                                       -------------      -------------     -------------      -------------

Net income (loss)................     $      (14,921)    $      (52,421)   $      (81,998)    $     (391,289)
                                       =============      =============     =============      =============

Net income (loss) allocable
   to limited partners - Current
   Income Unit...................     $       (1,343)    $       (4,718)   $       (7,380)    $      (35,216)
Net income (loss) allocable
   to limited partners - Growth
   Shelter Unit..................            (13,429)           (47,179)          (73,798)          (352,160)
Net income (loss) allocable
   to General Partner............               (149)              (524)             (820)            (3,913)
                                       -------------      -------------     -------------      -------------
Net income (loss)................     $      (14,921)    $      (52,421)   $      (81,998)    $     (391,289)
                                       =============      =============     =============      =============

Net income (loss) per thousand
 limited partnership units:
Current Income Units.............     $         (.07)    $         (.24)   $         (.37)    $       (1.78)
                                       =============      =============     =============      ============

Growth/Shelter Units.............     $        (1.00)    $        (3.52)   $        (5.52)    $      (26.31)
                                       =============      =============     =============      ============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXII, L.P.

                         STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)

              For the Nine Months Ended September 30, 1996 and 1995


                                                                                                  Total
                                                    General                 Limited               Partners'
                                                    Partner                 Partners              Deficit
                                                 ---------------        ----------------       ---------------
Balance at December 31, 1994..............       $     (247,625)        $      (863,021)       $   (1,110,646)

Net loss
   General Partner........................               (3,913)                      -                (3,913)
   Current Income Units...................                    -                 (35,216)              (35,216)
   Growth/Shelter Units...................                    -                (352,160)             (352,160)
                                                  -------------           -------------         -------------
Total net loss............................               (3,913)               (387,376)             (391,289)
                                                  -------------           -------------         -------------

Balance at September 30,1995..............       $     (251,538)         $   (1,250,397)       $   (1,501,935)
                                                  =============           =============         =============


Balance at December 31, 1995..............       $     (250,709)         $   (1,168,315)       $   (1,419,024)

Net loss
   General Partner........................                 (820)                      -                  (820)
   Current Income Units...................                    -                  (7,380)               (7,380)
   Growth/Shelter Units...................                    -                 (73,798)              (73,798)
                                                  -------------           -------------         -------------
Total net loss............................                 (820)                (81,178)              (81,998)
                                                  -------------           -------------         -------------

Balance at September 30, 1996.............       $     (251,529)         $   (1,249,494)       $   (1,501,022)
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

                       McNEIL REAL ESTATE FUND XXII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                                             Nine Months Ended
                                                                                 September 30,
                                                                 ------------------------------------------
                                                                        1996                     1995
                                                                 ------------------        ----------------
Cash flows from operating activities:
   Cash received from tenants........................            $       1,695,554         $     1,975,284
   Cash received from legal settlement...............                            -                  38,749
   Cash paid to suppliers............................                     (701,953)               (691,320)
   Cash paid to affiliates...........................                      (83,794)               (352,931)
   Interest received.................................                       23,714                  18,983
   Interest paid.....................................                     (409,159)               (539,765)
   Interest paid to affiliates.......................                            -                (149,043)
   Property taxes paid and escrowed..................                      (92,104)               (118,904)
                                                                  ----------------          --------------
Net cash provided by operating activities............                      432,258                 181,053
                                                                  ----------------          --------------

Cash flows from investing activities:
   Additions to real estate investments..............                     (215,831)               (208,526)
   Proceeds from sale of real estate.................                            -                 738,914
                                                                  ----------------          --------------
Net cash provided by (used in) investing activities..                     (215,831)                530,388
                                                                  ----------------          --------------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable.........................................                      (62,620)                (71,364)
   Repayment of advances from affiliates -
     General Partner.................................                            -                (784,654)
                                                                  ----------------          --------------
Net cash used in financing activities................                      (62,620)               (856,018)
                                                                  ----------------          --------------

Net increase (decrease) in cash and cash equivalents.                      153,807                (144,577)

Cash and cash equivalents at beginning of
   period............................................                      629,747                 589,211
                                                                  ----------------          --------------

Cash and cash equivalents at end of period...........            $         783,554         $       444,634
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

                       McNEIL REAL ESTATE FUND XXII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities


                                                                            Nine Months Ended
                                                                                September 30,
                                                                  -----------------------------------------
                                                                        1996                     1995
                                                                  -----------------        ----------------
Net loss.............................................             $        (81,998)        $      (391,289)
                                                                   ---------------          --------------

Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization.....................                      315,092                 366,571
   Amortization of deferred borrowing costs..........                            -                   2,936
   Amortization of discounts on mortgage
     note payable....................................                       27,914                  26,715
   Interest added to advances from affiliates -
     General Partner, net of payments................                            -                (130,475)
   Loss on disposition of real estate................                            -                 245,637
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                       10,320                   9,688
     Accounts receivable.............................                       (2,033)                 55,323
     Escrow deposits.................................                       58,644                 216,550
     Prepaid expenses and other assets...............                           72                   2,420
     Accounts payable and accrued expenses...........                      (52,632)                (23,397)
     Accrued property taxes..........................                       (4,161)               (157,842)
     Payable to affiliates - General Partner.........                      167,829                 (55,088)
     Security deposits and deferred rental
       revenue.......................................                       (6,789)                 13,304
                                                                   ---------------          --------------
       Total adjustments.............................                      514,256                 572,342
                                                                   ---------------          --------------

Net cash provided by operating activities............             $        432,258         $       181,053
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

                               September 30, 1996

NOTE 1.
-------

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

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

NOTE 3.
-------

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. The Partnership has suffered recurring losses from operations and the Partnership's only property is in need of major capital improvements in order to maintain occupancy and rental rates at a level to continue to support operations and debt service. Additionally, the property is part of a four phase complex. Phase I of the complex defaulted on the mortgage loan to the United States Department of Housing and Urban Development in January 1993. The property is subject to foreclosure unless a refinancing agreement can be reached with the lender. If Phase I is lost to foreclosure, it would have a significant impact on the operations of Phase III, owned by the Partnership, as the pool and clubhouse are located in Phase I. As of September 30, 1996, no steps have been taken towards the foreclosure of Phase
I. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The Partnership is incurring an asset management fee which is payable to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. Total accrued but unpaid asset management fees of $1,093,465 were outstanding at September 30, 1996.

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

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:
                                                           Nine Months Ended
                                                              September 30,
                                                         ---------------------
                                                           1996         1995
                                                         ---------   ---------

Property management fees.............................    $  83,848   $  99,459
Charged to interest - affiliates:
   Interest on advances from affiliates - General
     Partner........................................             -       18,568
Charged to loss on disposition of real estate:
   Disposition fee..................................             -      138,750
Charged to general and administrative -
   affiliates:
   Partnership administration.......................         63,101      86,930
   Asset management fee.............................        104,674     111,454
                                                           --------    --------
                                                          $ 251,623   $ 455,161
                                                           ========    ========


NOTE 6.
-------

Martha Hess; et al. vs. Southmark Equity Partners II, Ltd. (MREF XXV), Southmark Income Investors, Ltd. (MREF XX), Southmark Equity Partners, Ltd. (MREF XXIV), Southmark Realty Partners III, Ltd. (MREF XXIII), Southmark Realty Partners II, Ltd. (MREF XXII), McNeil Partners, L.P. et al. ("Hess"); Kotowski vs. Southmark Equity Partners, Ltd. (MREF XXIV) and Donald Arceri vs. Southmark Income Investors, Ltd. (MREF XX) - Illinois Appellate Court for the First District, Fifth Division, as consolidated Case No. 90-107 (remanded back to Trial Court - Circuit Court of Cook County, Illinois County Department, Chancery Division, as consolidated Case No. 88 CH 4670 (L92026).

Consolidated with these cases were an additional 14 matters against unrelated partnership entities. The Hess case was filed on May 20, 1988, by Martha Hess, individually, and on behalf of a putative class of parties similarly situated. The original, first, second and third amended complaints in Hess sought rescission, pursuant to the Illinois Securities Act, of over $2.7 million of principal invested in five (5) Southmark (now McNeil) partnerships ("Defendants"), and other relief including damages for breach of fiduciary duty and violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. The original, first, second and third amended complaints in Hess were dismissed against the defendant-group because the Appellate Court held that they were not the proper subject of a class action complaint. Hess was, thereafter, amended a fourth time to state causes of action against unrelated partnership entities. Hess went to judgment against that unrelated entity and the judgment, along with the prior dismissal of the class action, was appealed. The Hess appeal was decided by the Appellate Court during 1992. The Appellate Court affirmed the dismissal of the breach of fiduciary duty and consumer fraud claims. The Appellate Court did, however, reverse in part, holding that certain putative class members could file class action complaints against the defendant-group, which pursuant to the Appellate Court's ruling, included Southmark Realty Partners II, Ltd. (McNeil Real Estate Fund XXII, L.P.) (the "Partnership"). Although leave to appeal to the Illinois Supreme Court was sought, the Illinois Supreme Court refused to hear the appeal. On June 15, 1994, the Appellate Court issued its mandate sending the case back to Trial Court.

In late January, 1995, Plaintiffs filed a Motion to File an Amended Consolidated Class Action Complaint, which amends the complaint to name McNeil Partners, L.P. as the successor general partner to Southmark Investment Group. In February, 1995, Plaintiffs filed a Motion for Class Certification. The amended cases against the defendant-group, and others are proceeding under the caption George and Joy Krugler vs. I.R.E. Real Estate Income Fund, Jerry and Barbara Neumann vs. Southmark Equity Partners II (McNeil Real Estate Fund XXV, L.P.), Richard and Theresa Bartoszewski vs. Southmark Realty Partners III (McNeil Real Estate Fund XXIII, L.P.), and Edward and Rose Weskerna vs. Southmark Realty Partners II (McNeil Real Estate Fund XXII, L.P.).

In September, 1995, the Court granted Plaintiffs' Motion to File an Amended Complaint, to Consolidate and for Class Certification. Defendants answered the complaint and plead that the Plaintiffs did not give timely notice of their desire to rescind within six (6) months of knowing that right, as required by law.

Plaintiffs filed a Motion for Summary Judgment against the remaining partnership defendants, as well as the initial general partners. The Court ruled on Plaintiffs' Motion for Summary Judgment on April 25, 1996 and entered partial summary judgment against the Partnership, as well as the initial general partner. Summary judgment against McNeil Partners, L.P., as the successor general partner, was not sought.

On October 22, 1996, the Court entered judgment against the Partnership in the amount of $347,712, plus interest. Discussions are ongoing with respect to the settlement of the judgment. However, the Defendants are attempting to negotiate a settlement for a lesser amount. Since the final outcome is uncertain, no accrual has been recorded relating to this litigation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

The Partnership reported a net loss of $81,998 for the first nine months of 1996 as compared to $391,289 for the same period in 1995.

On March 31, 1995, Wyoming Mall was sold to an unrelated third party for a cash price of $9,250,000. The Partnership had a 50% undivided interest in the assets, liabilities and operations of Wyoming Mall, owned jointly with McNeil Real Estate Fund XXI, L.P. The Partnership received net cash proceeds of $738,914 from the sale of the property and recorded a loss on disposition of real estate of $245,637. The Partnership recorded $238,430 of revenue and $268,419 of expense during the first nine months of 1995 for Wyoming Mall.

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

RESULTS OF OPERATIONS
---------------------

Revenue:

Total Partnership revenues increased by $17,220 for the three months and decreased $244,453 for the nine months ended September 30, 1996, respectively, as compared to the same periods of 1995. Rental revenue increased by $15,317 for the three months and decreased $210,435 nine months ended September 30, 1996, respectively, as compared to the same periods in 1995. The decrease for the nine months ended September 30, 1996 is primarily due to the sale of Wyoming Mall in March 1995.

The Partnership recorded $38,749 of gain on legal settlement during the first half of 1995. In May 1995, the Partnership received cash of $29,292 and common and preferred stock in the reorganized Southmark that was subsequently sold for $9,457, as full satisfaction of claims previously filed in the Bankruptcy Court.

Expenses:

Total expenses decreased $20,334 and $553,744 for the three months and nine months ended September 30, 1996, as compared to the same periods of 1995, primarily due to the sale of Wyoming Mall. The effects from this transaction were declines of $97,610 for interest, $74,256 for depreciation and amortization, $14,203 for property taxes, $21,368 of personnel expenses, $14,700 for utilities, $11,659 for repairs and maintenance, $16,412 for property management fees - affiliates, and $18,212 for other property operating expenses. A $245,637 loss on the sale of Wyoming Mall was recorded in March 1995.

In addition to the sale of Wyoming Mall, other factors affected the level of expenses reported by Harbor Club III. No interest - affiliates were recorded for the nine months ended September 30, 1996 as compared to $18,568 for the same period of 1995. The sale of Wyoming Mall enabled the Partnership to repay all outstanding affiliate advances, thereby eliminating affiliate interest expense.

Depreciation expense increased $22,777 for the nine months ended September 30, 1996 as compared to the same period of 1995, due to the capital improvements made at Harbour Club III Apartments.

Property tax expense decreased $13,042 for the three months and nine months ended September 30, 1996, respectively, as compared to the same periods of 1995. This decrease is due to the reduction in property tax expense at Harbour Club III Apartments that occurred from a successful tax appeal.

Other operating expenses decreased $13,757 for the nine months ended September 30 ,1996 as compared to the same period last year. This decrease is due to reductions in electrical supplies, plumbing supplies and make ready and repairs.

General and administrative - affiliates decreased $15,314 and $30,609 for the three months and the nine months ended September 30, 1996, respectively, as compared to the same periods of 1995. This is attributable to a decrease in the number of properties, due to the sale of Wyoming Mall, to which the overhead costs are allocated by McREMI.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership was provided $432,258 of cash by operating activities during the first nine months of 1996 as compared to $181,053 for the same period in 1995. Cash received from tenants, cash paid to affiliates, interest paid, and property taxes paid decreased due to the sale of Wyoming Mall. Due to the improved cash position from the sale of Wyoming Mall, the Partnership was able to pay $149,043 of interest due to affiliates during the first half of 1995. The Partnership received $38,749 of legal settlement relating to the claims previously filed against Southmark in the Bankruptcy Court during 1995.

Net cash used in investing activities was $215,831 for the first nine months of 1996 as compared to $530,388 of cash provided by investing activities for the same period of 1995. The Partnership received $738,914 of cash proceeds from the sale of Wyoming Mall on March 31, 1995. Cash used for additions to real estate totaled $215,831 during the first nine months of 1996 as compared to $208,526 during the same period of 1995.

Net cash used in financing activities was $62,620 during the first nine months of 1996 as compared to $856,018 for the same period of 1995. Principal payments on mortgage notes payable decreased due to the retirement of the mortgage note related to Wyoming Mall. During the first nine months of 1995, the improved cash position enabled the Partnership to repay all outstanding advances from affiliates of the General Partner.

Short-term liquidity:

At September 30, 1996, the Partnership held $783,554 of cash and cash equivalents, up $153,807 since December 31, 1995. The balance of cash and cash equivalents can be considered no more than a minimum level of cash reserves for the remaining property's operations. Harbour Club III Apartments is expected to provide sufficient positive cash flow for normal operations and debt service payments for the remainder of 1996. However, Harbour Club III is in need of major capital improvements in order to maintain occupancy and rental rates at a level to continue to support operations and debt service. The necessary capital improvements will have to be funded from outside sources. No such sources have been identified. Management is currently seeking additional financing to fund these improvements, however such financing is not assured. If the property is unable to obtain additional funds and cannot maintain operations at a level to support its current debt, the property may ultimately be foreclosed on by the lender.

McNeil Real Estate Fund XXI, L.P. had advanced funds to the Partnership for tenant improvements and operations at Wyoming Mall. The advances were unsecured, due on demand and accrued interest at a rate of prime plus 3 1/2%. In April 1995, the proceeds from the sale of Wyoming Mall were utilized to repay the advances plus the accrued interest due to McNeil Real Estate Fund XXI, L.P.

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships, if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive any additional funds under the facility because no amounts have been reserved for any particular partnership. As of September 30, 1996, $4,082,159 remained available for borrowing under the facility; however, additional funds could be available as other partnerships repay existing borrowings. This commitment will terminate March 26, 1997.

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

ITEM 1.   LEGAL PROCEEDINGS
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

     The trial court granted summary judgment against the Partnership based on the statute of limitations; however, on appeal, the Dallas Court of Appeals reversed the trial court and remanded for trial the Affiliated Partnerships' fraud claims against Ernst & Young. The Texas Supreme Court denied Ernst & Young's application for writ of error on January 11, 1996. The Partnership is continuing to pursue vigorously its claims against Ernst & Young. Trial is anticipated to be set for early December 1996; however, the final outcome of this litigation cannot be determined at this time.

2) Martha Hess; et al. vs. Southmark Equity Partners II, Ltd. (MREF XXV), Southmark Income Investors, Ltd. (MREF XX), Southmark Equity Partners, Ltd. (MREF XXIV), Southmark Realty Partners III, Ltd. (MREF XXIII), Southmark Realty Partners II, Ltd. (MREF XXII), McNeil Partners, L.P. et al.
     ("Hess"); Kotowski vs. Southmark Equity Partners, Ltd. (MREF XXIV) and Donald Arceri vs. Southmark Income Investors, Ltd. (MREF XX) - Illinois Appellate Court for the First District, Fifth Division, as consolidated Case No. 90-107 (remanded back to Trial Court - Circuit Court of Cook County, Illinois County Department, Chancery Division, as consolidated Case No. 88 CH 4670 (L92026).

     Consolidated with these cases were an additional 14 matters against unrelated partnership entities. The Hess case was filed on May 20, 1988, by Martha Hess, individually, and on behalf of a putative class of parties similarly situated. The original, first, second and third amended complaints in Hess sought rescission, pursuant to the Illinois Securities Act, of over $2.7 million of principal invested in five (5) Southmark (now McNeil) partnerships ("Defendants"), and other relief including damages for breach of fiduciary duty and violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. The original, first, second and third amended complaints in Hess were dismissed against the defendant-group because the Appellate Court held that they were not the proper subject of a class action complaint. Hess was, thereafter, amended a fourth time to state causes of action against unrelated partnership entities. Hess went to judgment against that unrelated entity and the judgment, along with the prior dismissal of the class action, was appealed. The Hess appeal was decided by the Appellate Court during 1992. The Appellate Court affirmed the dismissal of the breach of fiduciary duty and consumer fraud claims. The Appellate Court did, however, reverse in part, holding that certain putative class members could file class action complaints against the defendant-group, which pursuant to the Appellate Court's ruling, included Southmark Realty Partners II, Ltd. (McNeil Real Estate Fund XXII, L.P.) (the "Partnership"). Although leave to appeal to the Illinois Supreme Court was sought, the Illinois Supreme Court refused to hear the appeal. On June 15, 1994, the Appellate Court issued its mandate sending the case back to Trial Court.

     In late January, 1995, Plaintiffs filed a Motion to File an Amended Consolidated Class Action Complaint, which amends the complaint to name McNeil Partners, L.P. as the successor general partner to Southmark Investment Group. In February, 1995, Plaintiffs filed a Motion for Class Certification. The amended cases against the defendant-group, and others are proceeding under the caption George and Joy Krugler vs. I.R.E. Real Estate Income Fund, Jerry and Barbara Neumann vs. Southmark Equity Partners II (McNeil Real Estate Fund XXV, L.P.), Richard and Theresa Bartoszewski vs. Southmark Realty Partners III (McNeil Real Estate Fund XXIII, L.P.), and Edward and Rose Weskerna vs. Southmark Realty Partners II (McNeil Real Estate Fund XXII, L.P.).

     In September, 1995, the Court granted Plaintiffs' Motion to File an Amended Complaint, to Consolidate and for Class Certification. Defendants answered the complaint and plead that the Plaintiffs did not give timely notice of their desire to rescind within six (6) months of knowing that right, as required by law.

     Plaintiffs filed a Motion for Summary Judgment against the remaining partnership defendants, as well as the initial general partners. The Court ruled on Plaintiffs' Motion for Summary Judgment on April 25, 1996 and entered partial summary judgment against the Partnership, as well as the initial general partner. Summary judgment against McNeil Partners, L.P., as the successor general partner, was not sought.

     On October 22, 1996, the Court entered judgment against the Partnership in the amount of $347,712, plus interest. Discussions are ongoing with respect to the settlement of the judgment. However, the Defendants are attempting to negotiate a settlement for a lesser amount. Since the final outcome is uncertain, no accrual has been recorded relating to this litigation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
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

         27.                        Financial   Data  Schedule   for the quarter
                                    ended September 30, 1996.


(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 1996.

                       MCNEIL REAL ESTATE FUND XXII, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                               McNEIL REAL ESTATE FUND XXII, L.P.

                                 By: McNeil Partners, L.P., General Partner

                                     By: McNeil Investors, Inc., General Partner




November 14, 1996                    By:  /s/  Donald K. Reed
-----------------                       ----------------------------------------
Date                                    Donald K. Reed
                                        President and Chief Executive Officer




November 14, 1996                    By:  /s/  Ron K. Taylor
-----------------                       ----------------------------------------
Date                                    Ron K. Taylor
                                        Acting Chief Financial Officer of
                                          McNeil Investors, Inc.




November 14, 1996                    By:  /s/  Carol A. Fahs
-----------------                       ----------------------------------------
Date                                    Carol A. Fahs
                                        Chief Accounting Officer of McNeil
                                          Real Estate Management, Inc.