Form 10-K405
period 1996-12-31
MCNEIL REAL ESTATE FUND XXII L P
filed 1997-03-28
CIK 758745

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K405

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended               December 31, 1996
                               -------------------------------------------------

                                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________

     Commission file number  0-14268
                           ---------


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


             13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240
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

Securities registered pursuant to Section 12(g) of the Act:
-----------------------------------------------------------
     Current Income Limited Partnership Units
     Growth/Shelter Limited Partnership Units

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                         ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

All of the Registrant's 33,003,117 limited partnership units are held by non-affiliates. The aggregate market value of units held by non-affiliates is not determinable since there is no public trading market for limited partnership units and transfers of units are subject to certain restrictions.

Documents Incorporated by Reference:        See Item 14, Page 35

                                TOTAL OF 38 PAGES

                                     PART I

ITEM 1.      BUSINESS
-------      --------

ORGANIZATION
------------

McNeil Real Estate Fund XXII, L.P., (the "Partnership"), formerly known as Southmark Realty Partners II, Ltd. was organized on November 30, 1984 as a limited partnership under the provisions of the California Revised Limited Partnership Act to acquire and operate commercial and residential properties. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert A. McNeil ("McNeil"). The General Partner was elected at a meeting of limited partners on March 26, 1992, at which time an amended and restated partnership agreement (the "Amended Partnership Agreement") was adopted. Prior to March 26, 1992, the general partner of the Partnership was Southmark Investment Group, Inc. (the "Original General Partner"), a wholly-owned subsidiary of Southmark Corporation ("Southmark"). The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240.

On February 26, 1985, the Partnership registered with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933 (File No. 2-94740) and commenced a public offering for sale of $55,000,000 of limited partnership units. There were two classes of limited partnership units, designated as Current Income Units and Growth/Shelter Units offered (referred to collectively as "Units"). The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units closed on December 31, 1985, with 33,333,867 Units (19,922,588 Current Income Units and 13,411,279 Growth/Shelter Units) sold at one dollar each, or gross proceeds of $33,333,867. The Partnership subsequently filed a Form 8-A Registration Statement with the SEC and registered its Units under the Securities Exchange Act of 1934 (File No. 0-14268). During the years 1991 through 1995, 125,750 Units were rescinded. In 1996, 32,000 Units were relinquished leaving 33,176,117 Units (19,818,088 Current Income Units and 13,358,029 Growth/Shelter Units) outstanding at December 31, 1996.

SOUTHMARK BANKRUPTCY AND CHANGE IN GENERAL PARTNER
--------------------------------------------------

On July 14, 1989, Southmark filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Neither the Partnership, the General Partner nor the Original General Partner were included in the filing. Southmark's reorganization plan became effective August 10, 1990. Under the plan, most of Southmark's assets, which included Southmark's interests in the Original General Partner, were being sold or liquidated for the benefit of creditors.

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

On March 26, 1992, the limited partners approved a restructuring proposal that provided for (i) the replacement of the Original General Partners with a new general partner, the General Partner; (ii) the adoption of the Amended Partnership Agreement which substantially alters the provisions of the original partnership agreement relating to, among other things, compensation, reimbursement of expenses and voting rights; (iii) the approval of an amended management agreement with McREMI, the Partnership's property manager; and (iv) the approval to change the Partnership's name to McNeil Real Estate Fund XXII, L.P. Under the Amended Partnership Agreement, the Partnership began accruing an asset management fee, retroactive to February 14, 1991, which is payable to the new General Partner. For a discussion of the methodology for calculating the asset management fee, see Item 13 - Certain Relationships and Related Transactions. The proposals approved at the March 26, 1992 meeting were implemented as of that date.

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

CURRENT OPERATIONS
------------------

General:

The Partnership is engaged in real estate activities, including the ownership, operation and management of residential and retail real estate. At December 31, 1996, the Partnership owned one income-producing property as described in Item 2
- Properties.

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

Business Plan:

The Partnership determined to evaluate market and other economic conditions to establish the optimum time to commence liquidation of the Partnership's asset in accordance with the terms of the Amended Partnership Agreement. Although there can be no assurance as to the timing of the liquidation due to real estate market conditions, the general difficulty of disposing of real estate, and other general economic factors, it is anticipated that such liquidation would result in the dissolution of the Partnership followed by a liquidating distribution to Unit holders by December 2001. Until such time as the Partnership's asset is liquidated, the Partnership's plan of operations is to preserve or increase the net operating income of its asset whenever possible, while at the same time making whatever capital expenditures are reasonable under the circumstances in order to preserve and enhance the value of the Partnership's asset.

Competitive Conditions:

Since the principal business of the Partnership is to own and operate real estate, the Partnership is subject to all of the risks incident to ownership of real estate and interests therein, many of which relate to the illiquidity of this type of investment. These risks include changes in general or local economic conditions, changes in supply or demand for competing properties in an area, changes in interest rates and availability of permanent mortgage funds which may render the sale or refinancing of a property difficult or unattractive, changes in real estate and zoning laws, increases in real property tax rates and Federal or local economic or rent controls. The illiquidity of real estate investments generally impairs the ability of the Partnership to respond promptly to changed circumstances. The Partnership competes with numerous established companies, private investors (including foreign investors), real estate investment trusts, limited partnerships and other entities (many of which have greater resources than the Partnership) in connection with the sale, financing and leasing of properties. The impact of these risks on the
Partnership, including losses from operations and foreclosure of the Partnership's property, is described in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. For a detailed discussion of the competitive conditions for the Partnership's property see Item 2 - Properties.

Forward Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after December 31, 1996. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate the sale or refinancing of its property and respond to changing economic and competitive factors

Other information:

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

ITEM 2.   PROPERTIES
-------   ----------

The following table sets forth the investment portfolio of the Partnership at December 31, 1996. The buildings and the land on which they are located are owned in fee, subject in each case to a first lien deed of trust as set forth more fully in Item 8 - Note 5 - "Mortgage Note Payable". See also Item 8 - Note 4 - "Real Estate Investment" and Schedule III - "Real Estate Investment and Accumulated Depreciation and Amortization". In the opinion of management, the property is adequately covered by insurance.

                                            Net Basis of                          1996         Date
Property              Description            Property            Debt         Property Tax   Acquired
--------              -----------          --------------        ----         ------------   --------
Harbour Club III (1)  Apartments
   Belleville, MI     331 units            $   5,318,692     $ 5,979,501      $ 153,318        5/86

(1) Harbour Club III Apartments is owned by Harbour Club Associates Limited Partnership, which is wholly-owned by the Partnership and its General Partner.

The following table sets forth the property's occupancy rate and rent per square foot for the last five years:


                                        1996           1995            1994           1993          1992
                                    -------------  -------------  --------------  -------------  ----------
Harbour Club III
   Occupancy Rate............             94%             96%            91%            90%             95%
   Rent Per Square Foot......       $    7.38      $     7.21     $     6.75      $    6.74      $     6.42

Occupancy rate represents all units leased divided by the total number of units of the property as of December 31 of the given year. Rent per square foot represents all revenue, except interest, derived from the property's operations divided by the leasable square footage of the property.

Competitive conditions
----------------------

Harbour Club III
----------------

Harbour Club III, located in Belleville, Michigan, was built in 1972 as a part of a four-phase apartment complex. The property offers a complete package of amenities including a golf course, clubhouse, exercise room, tanning beds, tennis courts, saunas, boat docks and launch, and playgrounds. The apartments located in this phase of the complex offer lake and golf course views. The Belleville market has significantly rebounded to an occupancy rate of 93%. Harbour Club III is operating at an occupancy rate of 94% and has not increased rents for six years due to restrictions imposed by the Department of Housing and Urban Development ("HUD"), the property's former mortgage holder, as well as the lack of capital improvements. The property's closest competitor has rental rates approximately $100 per month above Harbour Club III's rates. Security concerns are prompting demands from tenants for improved lighting, limited access gates and fencing, as offered by competitors. The property has a large amount of deferred maintenance and the property is unable to generate cash to meet its capital improvement needs. Management is currently seeking alternatives to fund the needed capital improvements. The ability of the property to compete in the market will be directly determined by the amount of capital dollars spent to upgrade the property to community standards.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

The Partnership is not party to, nor is the Partnership's property the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to the Partnership, except for the following:

1) HCW Pension Real Estate Fund, Ltd. et al. v. Ernst & Young, BDO Seidman et al. (Case #92-06560-A). This suit was filed on behalf of the Partnership and other affiliated partnerships (as defined in this Section 1, the "Affiliated Partnerships") on May 26, 1992, in the 14th Judicial District Court of Dallas County. The petition sought recovery against the Partnership's former auditors, Ernst & Young, for negligence and fraud in failing to detect and/or report overcharges of fees/expenses by Southmark, the former general partner. The former auditors initially asserted counterclaims against the Affiliated Partnerships based on alleged fraudulent misrepresentations made to the auditors by the former management of the Affiliated Partnerships (Southmark) in the form of client representation letters executed and delivered to the auditors by Southmark management. The counterclaims sought recovery of attorneys' fees and costs incurred in defending this action. The counterclaims were later dismissed on appeal, as discussed below.

     The trial court granted summary judgment against the Affiliated Partnerships based on the statute of limitations; however, on appeal, the Dallas Court of Appeals reversed the trial court and remanded for trial the Affiliated Partnerships' fraud claims against Ernst & Young. The Texas Supreme Court denied Ernst & Young's application for writ of error on January 11, 1996. Shortly before trial, the district court judge once again granted summary judgment against the Affiliated Partnerships on December 2, 1996. The Partnership is continuing to pursue vigorously its claims against Ernst & Young; however, the final outcome of this litigation cannot be determined at this time.

2) Martha Hess, et al. v. Southmark Equity Partners II, Ltd., Southmark Income Investors, Ltd., Southmark Equity Partners, Ltd., Southmark Realty Partners III, Ltd., Southmark Realty Partners II, Ltd. (McNeil Real Estate Fund XXII, L.P.), McNeil Partners, L.P. et al. ("Hess"); Kotowski v. Southmark Equity Partners, Ltd. and Donald Arceri v. Southmark Income Investors, Ltd. - Illinois Appellate Court for the First District, Fifth Division, as consolidated Case No. 90-107 (remanded back to Trial Court - Circuit Court of Cook County, Illinois County Department, Chancery Division, as consolidated Case No. 88 CH 4670 (L92026).

     Consolidated with these cases were an additional 14 matters against unrelated partnership entities. The Hess case was filed on May 20, 1988, by Martha Hess, individually, and on behalf of a putative class of parties similarly situated. The original, first, second and third amended complaints in Hess sought rescission, pursuant to the Illinois Securities Act, of over $2.7 million of principal invested in five (5) Southmark (now McNeil) partnerships (as defined in this Section 2, the "Defendants"), and other relief including damages for breach of fiduciary duty and violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. The original, first, second and third amended complaints in Hess were dismissed against the defendant-group because the Appellate Court held that they were not the proper subject of a class action complaint. Hess was, thereafter, amended a fourth time to state causes of action against unrelated partnership entities. Hess went to judgment against that unrelated entity and the judgment, along with the prior dismissal of the class action, was appealed. The Hess appeal was decided by the Appellate Court during 1992. The Appellate Court affirmed the dismissal of the breach of fiduciary duty and consumer fraud claims. The Appellate Court did, however, reverse in part, holding that certain putative class members could file class action complaints against the defendant-group, which pursuant to the Appellate Court's ruling, included the Partnership. Although leave to appeal to the Illinois Supreme Court was sought, the Illinois Supreme Court refused to hear the appeal. On June 15, 1994, the Appellate Court issued its mandate sending the case back to Trial Court.

     In late January 1995, plaintiffs filed a Motion to File an Amended Consolidated Class Action Complaint, which amends the complaint to name McNeil Partners, L.P. as the successor general partner to Southmark Investment Group. In February 1995, Plaintiffs filed a Motion for Class Certification. The amended cases against the defendant-group, and others are proceeding under the caption George and Joy Krugler v. I.R.E. Real Estate Income Fund, Jerry and Barbara Neumann v. Southmark Equity Partners II (McNeil Real Estate Fund XXV, L.P.), Richard and Theresa Bartoszewski v. Southmark Realty Partners III (McNeil Real Estate Fund XXIII, L.P.), and Edward and Rose Weskerna v. Southmark Realty Partners II (McNeil Real Estate Fund XXII, L.P.).

     In September 1995, the Court granted plaintiffs' Motion to File an Amended Complaint, to Consolidate and for Class Certification. Defendants answered the complaint and plead that the plaintiffs did not give timely notice of their desire to rescind within six months of knowing that right, as required by law.

     Plaintiffs filed a Motion for Summary Judgment against the remaining partnership defendants, as well as the initial general partners. The Court ruled on plaintiffs' Motion for Summary Judgment on April 25, 1996, and entered partial summary judgment against the Partnership, as well as the initial general partner. Summary judgment against McNeil Partners, L.P., as the successor general partner, was not sought.

     On October 22, 1996, the Court entered judgment against the Partnership to rescind 178,000 limited partnership Units with total claims of $347,809. The claims consisted of the $178,000 original purchase price of the Units, net of distributions previously paid of $23,713, plus $193,522 in interest. The Defendants were able to negotiate a settlement for a lesser amount; and accordingly, on December 23, 1996, the amount of $300,000 was paid as full and complete settlement of all claims, including attorneys' fees.

3) Nicpon v. Southmark Realty Partners II (presently known as McNeil Real Estate Fund XXII, L.P.) 89 CH 4118. Currently proceeding as Edward and Rose Weskerna v. Southmark Realty Partners II (McNeil Real Estate Fund XXII, L.P.).

     This action was consolidated in September 1995 with the Hess case discussed above.

4) Dick and Aloma Anderson v. McNeil Real Estate Fund XXII, L.P. , McNeil Partners, L.P., Wayne T. Shipp, the Wayne Shipp Agency, Inc., Southmark Investment Group, Inc. and Southmark Realty Partners, Ltd. This lawsuit was filed in November 1993, in Washington State in the Clark County Superior Court. In 1985, the plaintiffs apparently spent $22,000 to purchase limited partnership interests in Southmark Realty Partners Ltd. II , (not named by them as a defendant ) whose name is now McNeil Real Estate Fund XXII, L.P. (the "Partnership"). Plaintiffs allege that in connection with the transactions by which McNeil Partners, L.P. became general partner of the Partnership, and by which certain changes were made in the Partnership, the McNeil entities engaged in the offer and/or sale of unregistered securities in violation of Washington law. The plaintiffs have alleged that certain of the other defendants -- specifically Mr. Shipp and the Shipp Insurance

     Agency -- engaged in fraud in connection with the sale of limited partnership interests in the Partnership to plaintiffs. The plaintiffs have not made fraud allegations against any of the McNeil or Southmark entities. The majority of plaintiffs' claims against the Partnership are based on allegations that the securities are not registered in the State of Washington. Counsel's research indicates that there are two possible exemptions to the registration of securities which apply to this matter. These statutory exceptions are under review by the plaintiffs' attorney. Counsel for the Partnership was contacted recently and asked whether the Partnership would be interested in repurchasing Plaintiffs' units at a discount. Plaintiffs will be advised of their option to abandon their units back to the Partnership for no consideration. The ultimate outcome of this proceeding cannot be determined at this time.

5) James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., et al. - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

     The action involves purported class and derivative actions brought by limited partners of each of the fourteen limited partnerships that were named as nominal defendants as listed above (as defined in this Section 5, the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (as defined in this Section 5, collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

     On December 16, 1996, the Plaintiffs filed a consolidated and amended complaint. Plaintiffs are suing for breach of fiduciary duty, breach of contract and an accounting, alleging, among other things, that the management fees paid to the McNeil affiliates over the last six years are excessive, that these fees should be reduced retroactively and that the respective Amended Partnership Agreements governing the Partnerships are invalid. On January 7, 1997, the Court ordered consolidation with three other similar actions.

     The Partnerships filed a demurrer to the complaint and a motion to strike on February 14, 1997, seeking to dismiss the complaint in all respects. The demurrer is pending. The Partnerships deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

For a discussion of the Southmark bankruptcy, see Item 1 - Business.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------      ---------------------------------------------------

None.
                                     PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP AND
-------      ------------------------------------------------------------
             RELATED SECURITY HOLDER MATTERS
             -------------------------------

(A) There is no established public trading market for limited partnership units, nor is one expected to develop.

(B)      Title of Class                        Number of Record Unit Holders
         --------------                        -----------------------------

         Limited partnership units             2,382 as of January 31, 1997

(C) No distributions were made to the partners in 1996 or 1995 and none are anticipated in 1997. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support distributions to the partners. See Item 7
         - Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8 - Note 1 "Organization and Summary of Significant Accounting Policies - Distributions."

ITEM 6. SELECTED FINANCIAL DATA
------- -----------------------

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in Item 8 - Financial Statements and Supplementary Data.

Statements of                                             Years Ended December 31,
Operations                              1996           1995            1994           1993           1992
------------------                  -------------  -------------  --------------  -------------  -------------
Rental revenue...............       $   2,251,970  $   2,456,308  $    2,950,795  $   5,655,988  $   6,168,199
Write-down for permanent
 impairment of  real estate..                   -              -               -        735,288      5,101,763
Loss on disposition of real
 estate......................                   -        245,637               -      1,443,330              -
Loss before extraordinary
 items.......................            (220,762)      (308,378)       (565,993)    (3,829,270)
(7,801,365)
Extraordinary items..........                   -              -               -      3,583,014        119,606
Net loss.....................            (220,762)      (308,378)       (565,993)      (246,256)    (7,681,759)

Net loss per thousand
 limited partnership units:
Loss before extraordinary
 items:
 Current Income Units........       $       (1.00) $       (1.40)  $       (2.56) $      (17.32) $      (35.24)
 Growth/Shelter Units........              (14.88)        (20.74)         (38.04)       (257.23)       (524.05)

Extraordinary items:
 Current Income Units........                   -              -               -          16.20            .54
 Growth/Shelter Units........                   -              -               -         240.69           8.03

Net loss:
 Current Income Units........               (1.00)         (1.40)          (2.56)         (1.12)        (34.70)
 Growth/Shelter Units........              (14.88)        (20.74)         (38.04)        (16.54)       (516.02)

                                                              As of December 31,
Balance Sheets                          1996           1995            1994           1993           1992
--------------                      -------------  -------------  --------------  -------------  -------------

Real estate, net.............       $   5,318,692 $    5,504,538 $     5,632,109 $   10,543,632 $   26,473,696
Asset held for sale..........                   -              -       4,393,157              -              -
Total assets.................           6,164,365      6,407,931      11,314,161     11,558,910     27,626,566
Mortgage notes payable, net..           5,979,501      6,026,515       9,534,751      9,622,454     25,289,348
Partners' deficit............          (1,794,073)    (1,419,024)     (1,110,646)      (544,653)      (298,397)

Abbey Lane Apartments and Lexington Green Apartments were conveyed via a deed in lieu of foreclosure on September 30, 1993. Wyoming Mall was sold on March 31, 1995. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------      -----------------------------------------------------------
             AND RESULTS OF OPERATIONS
             -------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership had $452,443 of cash provided by operations in 1996 as compared to $448,347 in 1995. Cash received from tenants, cash paid to suppliers, cash paid to affiliates, interest paid, and property taxes paid decreased due to the sale of Wyoming Mall in March 1995. The Partnership paid $145,713 of interest relating to the rescission of limited partnership units in 1996. With the proceeds from the sale of Wyoming Mall, the Partnership was able to repay all the affiliate advances and accrued interest in 1995. Therefore, no interest was paid to affiliates in 1996.

The Partnership provided $448,347 of cash from operations during 1995 as compared to $500,253 in 1994. The Partnership experienced a reduction in cash received from tenants due to the sale of Wyoming Mall in March 1995. The Partnership also experienced declines in cash paid to suppliers, interest paid and property taxes paid as a result of the sale. With the proceeds from the sale of Wyoming Mall, the Partnership was able make a $250,000 payment for asset management fees and repay all the affiliate advances and accrued interest. During 1995, the Partnership also received $38,749 for a legal settlement with Southmark and $134,434 as a property tax refund as a result of a successful tax appeal.

The Partnership expended $241,207, $270,552 and $146,836 for capital improvements to its properties in 1996, 1995 and 1994, respectively. The Partnership also received proceeds of $738,914 for the sale of Wyoming Mall on March 31, 1995.

Net cash used in financing activities was $238,521 for 1996 as compared to $876,173 and $142,626 in 1995 and 1994, respectively. The Partnership paid $154,287 to the Limited Partners to rescind 178,000 units in 1996. Principal payments on mortgage notes payable were $84,234, $91,519 and $121,752 in 1996, 1995 and 1994, respectively. The decrease since 1995 was due to the retirement of the mortgage note related to Wyoming Mall. The Partnership had received cash advances from the General Partner or its affiliates and $20,874 of such advances were repaid in 1994, and during 1995, the improved cash position allowed the Partnership to repay all outstanding advances from affiliates of the General Partner in the amount of $784,654.

The Partnership's remaining property, through improved operations as well as curtailment of expenses, has been able to provide sufficient cash flow to meet its own working capital requirements. In addition, the sale of Wyoming Mall enabled the Partnership to meet its general and administrative expenses.

Short-term liquidity

At December 31, 1996, the Partnership held cash and cash equivalents of $602,462. The General Partner considers this level of cash reserves to be adequate to meet the Partnership's operating needs. The General Partner believes that anticipated operating results for 1997 will be sufficient to fund the Partnership's budgeted capital improvements for 1997 and to repay the current portion of the Partnership's mortgage note. Effective January 23, 1997, the mortgage note payable was sold by HUD to an unaffiliated buyer. The Partnership is attempting to negotiate a restructuring or refinancing of the mortgage note with the new lender.

Long-term liquidity

The Partnership determined to evaluate market and other economic conditions to establish the optimum time to commence liquidation of the Partnership's asset in accordance with the terms of the Amended Partnership Agreement. Although there can be no assurance as to the timing of the liquidation due to real estate market conditions, the general difficulty of disposing of real estate, and other general economic factors, it is anticipated that such liquidation would result in the dissolution of the Partnership followed by a liquidating distribution to Unit holders by December 2001.

Distributions

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

FINANCIAL CONDITION
-------------------

The  accompanying   financial   statements  have  been  prepared   assuming  the
Partnership will continue as a going concern. The Partnership incurred losses of $220,762, $308,378 and $565,993 in 1996, 1995, and 1994, respectively.

At December 31, 1996, the Partnership held cash and cash equivalents of $602,462. The balance of cash and cash equivalents can be no more than a minimum level of cash reserves for the remaining property's operations. Operations of the property in 1997 are expected to provide sufficient positive cash flow for normal operations and debt service payments. However, Harbour Club III is in need of major capital improvements in order to maintain occupancy and rental rates at a level to continue to support operations and debt service. The necessary capital improvements will have to be funded from outside sources. No such sources have been identified. Management is currently seeking to negotiate a restructuring or refinancing to fund these improvements, however such financing is not assured. If the property is unable to obtain additional funds and cannot maintain operations at a level to support its current debt, the property may ultimately be foreclosed on by the lender.

Harbour Club III is part of a four-phase apartment complex located in Belleville, Michigan. Phases I and II of the complex are owned by partnerships in which McNeil Partners, L.P. is the general partner; while Phase IV is owned by University Real Estate Fund 12, Ltd., ("UREF 12") whose general partner is an affiliate of Southmark. McREMI had been managing all four phases of the complex until December 1992, when the property management agreement between McREMI and UREF 12 was canceled. Additionally, in January 1993, Phase I defaulted on its mortgage loan to the United States Department of Housing and Urban Development ("HUD"), the former mortgage holder, and, unless a refinancing agreement can be reached with the new mortgage holder, the property is subject to foreclosure. If Phase I is lost to foreclosure, it would be extremely difficult to operate Phases II and III because the pool and clubhouse are located in Phase I. As of year end, no steps have been taken towards foreclosure of Phase I.

These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Partnership was formed to engage in the business of acquiring and operating income-producing real properties and holding the properties for investment. Since completion of its capital formation and property acquisition phases in 1986, when it completed the purchase of five properties, the Partnership has operated its properties for production of income. The Partnership's properties were adversely affected by competitive and overbuilt markets, resulting in continuing cash flow problems. In 1988, Southmark Tower in Houston, Texas, was foreclosed on by the lender in full settlement of the mortgage indebtedness on the property. In 1993, two of the Partnership's properties, Abbey Lane and Lexington Green, were conveyed via a deed in lieu of foreclosure in full settlement of the mortgage indebtedness on the properties. After the sale of Wyoming Mall in March 1995, the Partnership continues to operate its remaining property, Harbour Club III.

The Partnership has had little ready cash reserves since its inception, and has been largely dependent on affiliates to support its operations. Payable to affiliates for property management fees, Partnership general and administrative expenses and asset management fees totaled $1,756,367 at December 31, 1996.

Until the Partnership is able to generate cash from operations or sales, the Partnership will be dependent on its present cash reserves, operation of the property, or financial support from affiliates. Distributions will remain suspended until cash reserves are judged adequate.

RESULTS OF OPERATIONS
---------------------

1996 compared to 1995

Revenue:

Total Partnership revenues in 1996 decreased $368,709 or 14% as compared to 1995. This decrease is due to the sale of Wyoming Mall in March 1995. Also, in 1995, the Partnership recorded a $38,749 gain on legal settlement and recorded $134,434 in other income as a result of property tax refund on Harbour Club III. No such income was recorded in 1996.

Rental revenue decreased $204,338 or 8% for the year ended December 31, 1996 as compared to the same period in 1995, primarily due to the sale of Wyoming Mall.

Interest income increased $8,812 or 34% in 1996 as compared to 1995. The increase is primarily due to higher average cash balances that resulted from the sale proceeds of Wyoming Mall.

Expenses:

Total expenses decreased $456,325 or 15% for the year ended December 31, 1996 as compared to the same period of 1995.

During 1995, Wyoming Mall was sold and the effects from the sale were declines of $97,610 in interest, $74,606 in depreciation and amortization, $10,516 in property taxes, $24,740 in personnel expenses, $17,518 in property management fees - affiliates, $11,916 in repairs and maintenance and $33,819 in other property operating expenses. A $245,637 loss on the sale of Wyoming Mall was recorded in 1995.

In addition to the sale of Wyoming Mall, other factors affected the level of expenses reported by the remaining property.

Interest - affiliates decreased $18,568 as compared to 1995. This decrease is due to the sale of Wyoming Mall which enabled the Partnership to repay all outstanding affiliate advances, thereby eliminating affiliate interest expense.

The Partnership recorded $145,713 of interest relating to the rescission of Units in 1996. The Court entered judgment against the Partnership in October 1996 to rescind 178,000 Units with total claims of $347,809. The Plaintiffs agreed to accept $300,000 in satisfaction of the judgment and the claims for attorneys' fees pending the approval of the Court.

Depreciation   expense   increased  by  $36,042  in  1996  due  to  the  capital
improvements made at Harbour Club III Apartments.

Repairs and maintenance decreased by $35,528 in 1996 as compared to 1995 after the effect of the sale of Wyoming Mall, noted above. The decrease is due to reductions in grounds maintenance, courtesy patrol, and other repairs.

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

The Partnership recorded a $38,749 gain on legal settlement during the first half of 1995. In May 1995, the Partnership received cash of $29,292 and common and preferred stock in the reorganized Southmark that was subsequently sold for $9,457, as full satisfaction of claims previously filed in the Bankruptcy Court.

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

Depreciation and amortization increased by $25,632, net of the effect of Wyoming Mall, due to the capital improvements made at Harbour Club III.

Property tax expense decreased $53,554, net of the effect of Wyoming Mall, in 1995 as compared to 1994 due to the reduction in property tax expense at Harbour Club III Apartments that occurred from a successful tax appeal.

Property management fees-affiliates increased by $7,272, net of the effect of Wyoming Mall, in 1995 as compared to 1994 due to the increase in rental revenue generated at Harbour Club III.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------      -------------------------------------------


                                                                                                      Page
                                                                                                      Number

INDEX TO FINANCIAL STATEMENTS
-----------------------------

Financial Statements:

   Report of Independent Public Accountants.......................................                       15

   Balance Sheets at December 31, 1996 and 1995...................................                       16

   Statements of Operations for each of the three years in the period
   ended December 31, 1996........................................................                       17

   Statements of Partners' Deficit for each of the three years in
   the period ended December 31, 1996.............................................                       18

   Statements of Cash Flows for each of the three years in the period
   ended December 31, 1996........................................................                       19

   Notes to Financial Statements..................................................                       21

   Financial Statement Schedules -

      Schedule III - Real Estate Investment and Accumulated
         Depreciation and Amortization............................................                       31
















All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of McNeil Real Estate Fund XXII, L.P.:

We have audited the accompanying balance sheets of McNeil Real Estate Fund XXII, L.P. (a California limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McNeil Real Estate Fund XXII, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 7 to the financial statements, the Partnership has suffered recurring losses from operations and the Partnership's only property is in need of major capital improvements in order to maintain occupancy and rental rates at a level to continue to support operations and debt service. Additionally, the property is part of a four phase complex. Phase I of the complex defaulted on its mortgage loan in January 1993. The property is subject to foreclosure unless a refinancing agreement can be reached with the lender. If Phase I is lost to foreclosure, it would have a significant impact on the operations of Phase III, owned by the Partnership, as the pool and clubhouse are located in Phase I. As of year end, no steps have been taken towards the foreclosure of Phase I. Management's plans in regard to these matters are also described in Note 7. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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


/s/  Arthur Andersen LLP


Dallas, Texas
   March 10, 1997

                       McNEIL REAL ESTATE FUND XXII, L.P.

                                 BALANCE SHEETS

                                                                                   December 31,
                                                                       -----------------------------------
                                                                             1996                 1995
                                                                       ----------------     --------------
ASSETS
------
Real estate investments:
   Land.....................................................           $       380,414      $      380,414
   Buildings and improvements...............................                10,084,053           9,842,846
                                                                        --------------       -------------
                                                                            10,464,467          10,223,260
   Less:  Accumulated depreciation and
     amortization...........................................                (5,145,775)         (4,718,722)
                                                                        --------------       -------------
                                                                             5,318,692           5,504,538

Cash and cash equivalents...................................                   602,462             629,747
Cash segregated for security deposits.......................                    66,510              76,490
Accounts receivable.........................................                     4,614               4,683
Escrow deposits.............................................                   160,642             180,537
Prepaid expenses and other assets, net......................                    11,445              11,936
                                                                        --------------       -------------
                                                                       $     6,164,365      $    6,407,931
                                                                        ==============       =============
LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable, net.................................           $     5,979,501      $    6,026,515
Accounts payable and accrued expenses.......................                    90,572             133,150
Accrued property taxes......................................                    66,427              65,931
Payable to affiliates - General Partner.....................                 1,756,367           1,527,935
Security deposits and deferred rental income................                    65,571              73,424
                                                                        --------------       -------------
                                                                             7,958,438           7,826,955
                                                                        --------------       -------------

Partners' deficit:
   Limited  partners - 55,000,000 Units authorized;
     33,176,117 and 33,208,117 Units issued and
     outstanding at December 31, 1996 and 1995,
     respectively,  (19,688,088  and 19,825,588
     Current Income Units outstanding at December
     31, 1996 and 1995, respectively,  and
     13,310,029  and  13,382,529  Growth/Shelter
     Units  at December 31, 1996 and 1995, respectively)....                (1,541,156)         (1,168,315)
   General Partner..........................................                  (252,917)           (250,709)
                                                                        --------------       -------------
                                                                            (1,794,073)         (1,419,024)
                                                                        --------------       -------------
                                                                       $     6,164,365      $    6,407,931
                                                                        ==============       =============

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXII, L.P.
                            STATEMENTS OF OPERATIONS

                                                          For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                        1996               1995               1994
                                                   --------------     --------------    ---------------
Revenue:
   Rental revenue..........................        $    2,251,970     $    2,456,308    $     2,950,795
   Interest................................                34,461             25,649             16,672
   Gain on settlement of legal
     expenses..............................                     -             38,749                  -
   Other income............................                     -            134,434                  -
                                                    -------------      -------------     --------------
     Total revenue.........................             2,286,431          2,655,140          2,967,467
                                                    -------------      -------------     --------------

Expenses:
   Interest................................               581,533            683,664            981,281
   Interest - affiliates...................                     -             18,568             71,602
   Interest - rescission of limited
     partnership units.....................               145,713                  -                  -
   Depreciation and amortization...........               427,053            465,617            665,202
   Property taxes..........................               153,318            169,039            265,048
   Personnel expenses......................               291,417            317,753            350,089
   Repairs and maintenance.................               266,224            313,668            310,645
   Property management fees -
     affiliates............................               112,374            126,807            154,784
   Other property operating expenses.......               227,802            279,043            365,478
   General and administrative..............                73,568             64,085             73,968
   General and administrative -
     affiliates............................               228,191            279,637            295,363
   Loss on disposition of real estate......                     -            245,637                  -
                                                    -------------      -------------     --------------
     Total expenses........................             2,507,193          2,963,518          3,533,460
                                                    -------------      -------------     --------------

Net loss...................................        $    (220,762)     $     (308,378)   $     (565,993)
                                                    ============       =============     =============

Net loss allocable to limited
   partners - Current Income Unit..........        $      (19,868)    $      (27,754)   $       (50,939)
Net loss allocable to limited
   partners - Growth/Shelter Unit..........              (198,686)          (277,540)          (509,394)
Net loss allocable to General
   Partner.................................                (2,208)            (3,084)            (5,660)
                                                    -------------      -------------     --------------
Net loss...................................        $     (220,762)    $     (308,378)   $      (565,993)
                                                    =============      =============     ==============

Net loss per thousand limited partnership
 units:
Current Income Units.......................        $        (1.00)    $        (1.40)   $        (2.56)
                                                    =============      =============     =============

Growth/Shelter Units.......................        $       (14.88)    $       (20.74)   $       (38.04)
                                                    =============      =============     =============

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXII, L.P.

                         STATEMENTS OF PARTNERS' DEFICIT

              For the Years Ended December 31, 1996, 1995 and 1994

                                                                                                   Total
                                                    General                 Limited                Partners'
                                                    Partner                 Partners               Deficit
                                                 ---------------         ---------------       ---------------
Balance at December 31, 1993..............       $     (241,965)         $     (302,688)       $     (544,653)

Net loss
   General Partner........................               (5,660)                      -                (5,660)
   Current Income Units...................                    -                 (50,939)              (50,939)
   Growth/Shelter Units...................                    -                (509,394)             (509,394)
                                                  -------------           -------------         -------------
Total net loss............................               (5,660)               (560,333)             (565,993)
                                                  -------------           -------------         -------------

Balance at December 31, 1994..............             (247,625)               (863,021)           (1,110,646)

Net loss
   General Partner........................               (3,084)                      -                (3,084)
   Current Income Units...................                    -                 (27,754)              (27,754)
   Growth/Shelter Units...................                    -                (277,540)             (277,540)
                                                  -------------           -------------         --------------
Total net loss............................               (3,084)               (305,294)             (308,378)
                                                  -------------           -------------         -------------

Balance at December 31, 1995..............             (250,709)             (1,168,315)           (1,419,024)

Rescission of 178,000 limited
   partnership units (net of distribution
   previously paid of $23,713)............                    -                (154,287)             (154,287)

Net loss
   General Partner........................               (2,208)                      -                (2,208)
   Current Income Units...................                    -                 (19,868)              (19,868)
   Growth/Shelter Units...................                    -                (198,686)             (198,686)
                                                  -------------           -------------         --------------
Total net loss............................               (2,208)               (218,554)             (220,762)
                                                  -------------           -------------         -------------

Balance at December 31, 1996..............       $     (252,917)         $   (1,541,156)       $   (1,794,073)
                                                  =============           =============         =============

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXII, L.P.

                            STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents


                                                             For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                       1996                1995               1994
                                                   --------------     --------------    ---------------
Cash flows from operating activities:
   Cash received from tenants..............        $    2,261,315     $    2,527,267    $     2,945,966
   Cash received from legal settlement.....                     -             38,749                  -
   Cash paid to suppliers..................              (918,922)          (945,403)        (1,021,436)
   Cash paid to affiliates.................              (112,133)          (380,456)          (153,489)
   Interest received.......................                34,461             25,649             16,672
   Interest paid...........................              (544,804)          (676,971)          (936,355)
   Interest paid to affiliates.............                     -           (149,043)                 -
   Interest paid to Limited Partners for
     rescission of units...................              (145,713)                 -                  -
   Property taxes paid.....................              (121,761)          (125,879)          (351,105)
   Property taxes refunded.................                     -            134,434                  -
                                                    -------------      -------------     --------------
Net cash provided by operating
   activities..............................               452,443            448,347            500,253
                                                    -------------      -------------     --------------

Cash flows from investing activities:
   Additions to real estate
     investments...........................              (241,207)          (270,552)          (146,836)
   Proceeds from disposition
     of real estate........................                     -            738,914                  -
                                                    -------------      -------------     --------------
Net cash provided by (used in)
   investing activities                                  (241,207)           468,362           (146,836)
                                                    -------------      -------------     --------------

Cash flows from financing activities:
   Principal payments on mortgage
     notes payable.........................               (84,234)           (91,519)          (121,752)
   Repayment of advances from
     affiliates - General Partner..........                     -           (784,654)           (20,874)
   Rescission of limited partnership
     units.................................              (154,287)                 -                  -
                                                    -------------      -------------     --------------
Net cash used in financing activities......              (238,521)          (876,173)          (142,626)
                                                    -------------      -------------     --------------

Net increase (decrease) in cash and
   cash equivalents........................               (27,285)            40,536            210,791

Cash and cash equivalents at
   beginning of year.......................               629,747            589,211            378,420
                                                    -------------      -------------     --------------

Cash and cash equivalents at end
   of year.................................        $      602,462     $      629,747    $       589,211
                                                    =============      =============     ==============

See discussion of noncash investing and financing activities in Note 6.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXII, L.P.

                            STATEMENTS OF CASH FLOWS

               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities

                                                            For the Years Ended December 31,
                                                   -----------------------------------------------------
                                                         1996               1995              1994
                                                   ---------------    ---------------   ----------------
Net loss...................................        $     (220,762)    $     (308,378)   $      (565,993)
                                                    -------------      -------------     --------------

Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation and amortization...........               427,053            465,617            665,202
   Amortization of discounts on
     mortgage notes payable................                37,220             35,620             34,049
   Amortization of deferred borrowing
     costs.................................                     -              2,936             11,744
   Interest added to advances from
     affiliates - General Partner..........                     -                  -             71,602
   Loss on disposition of real estate......                     -            245,637                  -
   Changes in assets and liabilities:
     Cash segregated for security
       deposits............................                 9,980             11,348            (14,465)
     Accounts receivable...................                    69             54,836             32,100
     Escrow deposits.......................                19,895            177,321           (101,497)
     Prepaid expenses and other assets.....                   491              7,902              9,292
     Accounts payable and accrued
       expenses............................               (42,578)          (145,096)            28,306
     Accrued property taxes ...............                   496           (130,323)            17,911
     Payable to affiliates - General
       Partner.............................               228,432             25,988            296,658
     Security deposits and deferred
       rental income.......................                (7,853)             4,939             15,344
                                                    -------------      -------------     --------------

         Total adjustments.................               673,205            756,725          1,066,246
                                                    -------------      -------------     --------------

Net cash provided by
   operating activities....................        $      452,443     $      448,347    $       500,253
                                                    =============      =============     ==============

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1996

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

Organization
------------

McNeil Real Estate Fund XXII, L.P., (the "Partnership"), formerly known as Southmark Realty Partners II, Ltd. was organized on November 30, 1984 as a limited partnership under the provisions of the California Revised Limited Partnership Act to acquire and operate commercial and residential properties. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert A. McNeil ("McNeil"). The General Partner was elected at a meeting of limited partners on March 26, 1992, at which time an amended and restated partnership agreement (the "Amended Partnership Agreement") was adopted. The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240.

The Partnership is engaged in real estate activities, including the ownership, operation and management of residential and retail real estate and other real estate related assets. The Partnership has determined to evaluate market and other economic conditions to establish the optimum time to commence a liquidation of the Partnership's asset in accordance with the terms of the Amended Partnership Agreement. At December 31, 1996, the Partnership owned one income-producing property as described in Note 4 - Real Estate Investment.

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

Real Estate Investments
-----------------------

The real estate investment is generally stated at the lower of depreciated cost or fair value. The real estate investment is reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When the carrying value of a property exceeds the sum of all estimated future cash flows, an impairment loss is recognized. At such time, a write-down is recorded to reduce the basis of the property to its estimated recoverable amount.

The Partnership's method of accounting for real estate investments is in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), which the Partnership adopted effective January 1, 1996. The adoption of SFAS 121 did not have a material impact on the accompanying financial statements.

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

Escrow Deposits
---------------

The Partnership is required to maintain escrow accounts in accordance with the terms of its mortgage indebtedness agreement. These escrow accounts are controlled by the mortgagee and are used for payment of property taxes, hazard insurance, capital improvements and/or property replacements. Carrying amounts for escrow deposits approximate fair value.

Deferred Borrowing Costs
------------------------

Loan fees and other related costs incurred to obtain long-term financing on real property are capitalized and are included in prepaid expenses and other assets. Amortization is recorded using a method that approximates the effective interest method over the term of the related mortgage note payable. Amortization of deferred borrowing costs is included in interest expense on the Statements of Operations.

Discount on Mortgage Note Payable
---------------------------------

Discount on mortgage note payable is being amortized over the remaining term of the related notes using the effective interest method. Amortization of discount on mortgage note payable is included in interest expense on the Statements of Operations.

Rental Revenue
--------------

The Partnership leases its residential property under short-term operating leases. Lease terms generally are less than one year in duration. Rental income is recognized as earned.

The  Partnership  leased its commercial  property  (which was sold in 1995 - see
Note 6 - "Property Disposition") under non-cancelable operating leases. Certain leases provided concessions and/or periods of escalating or free rent. Rental income was recognized on a straight-line basis over the term of the related lease.

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

For financial statement purposes, net income arising from sales or refinancings shall be allocated one percent (1%) to the General Partner and ninety-nine percent (99%) to the limited partners equally as a group, and net loss shall be allocated one percent (1%) to the General Partner, nine percent (9%) to the limited partners owning Current Income Units and ninety percent (90%) to the limited partners owning Growth/Shelter Units.

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

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and accompanying Treasury Regulations establish criteria for allocation of Partnership deductions attributable to debt. The Partnership's tax allocations for 1996, 1995 and 1994 have been made in accordance with these provisions.

Distributions
-------------

At the discretion of the General Partner, distributable cash (other than cash from sales or refinancing) shall be distributed 100% to the limited partners, with such distributions first paying the Current Income Priority Return and then the Growth/Shelter Priority Return. Also at the discretion of the General Partner, the limited partners will receive 100% of distributable cash from sales or refinancings, with such distributions first paying the Current Income Priority Return, then the Growth/Shelter Priority Return, then repayment of Original Invested Capital, and of the remainder, 16.66% to limited partners owning Current Income Units and 83.34% to limited partners owning Growth/Shelter Units. The limited partners' Current Income and Growth/Shelter Priority Returns represent a 10% cumulative return on their Adjusted Invested Capital balance, as defined. No distributions of Current Income Priority Returns have been made since 1988, and no distributions of Growth/Shelter Priority Returns have been made since the Partnership began.

In connection with a Terminating Disposition, as defined, cash from sales or refinancings and any remaining reserves shall be allocated among, and distributed to, the General Partner and limited partners in proportion to, and to the extent of, their positive capital account balances after the net income has been allocated pursuant to the above.

Net Loss Per Thousand Limited Partnership Units
-----------------------------------------------

Net loss per thousand limited partnership units ("Units") is computed by dividing net loss allocated to the limited partners by the weighted average number of limited partnership Units outstanding expressed in thousands. Per thousand unit information has been computed based on 19,794, 19,826 and 19,876 weighted average Current Income Units outstanding in 1996, 1995 and 1994, respectively, and 13,349, 13,383 and 13,393 weighted average Growth/Shelter Units outstanding in 1996, 1995, and 1994, respectively.

NOTE 2 - TRANSACTIONS WITH AFFILIATES
--------------------------------------

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

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                          For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                       1996                1995               1994
                                                   --------------     --------------    ---------------
Property management fees...................        $      112,374     $      126,807    $       154,784
Charged to interest - affiliates:
   Interest on advances from
     affiliates - General Partner..........                     -             18,568             71,602
Charged to general and
   administrative - affiliates:
   Partnership administration..............                81,704            114,003            114,924
   Sale disposition fee - Wyoming Mall.....                     -            138,750                  -
   Asset Management Fee....................               146,487            165,634            180,439
                                                    -------------      -------------     --------------
                                                   $      340,565     $      563,762    $       521,749
                                                    =============      =============     ==============

Payable to affiliates - General Partner at December 31, 1996 and 1995 consisted primarily of unpaid property management fees, Partnership general and administrative expenses, and asset management fees and are due and payable from current operations.

Prior to the restructuring of the Partnership, affiliates of the Original General Partner advanced funds to enable the Partnership to meet its working capital requirements. These advances were purchased by, and were repaid to, the General Partner.

The General Partner has, at its discretion, advanced funds to the Partnership to fund working capital requirements. The advances were unsecured, due on demand and accrued interest at the prime lending rate of Bank of America plus 1%. All advances to the General Partner were paid in full during 1995. The General Partner is not obligated to advance funds to the Partnership and there is no assurance that the Partnership will receive additional funds.

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

NOTE 3 - TAXABLE LOSS
---------------------

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

The Partnership's net assets and liabilities for tax purposes exceeded the net assets and liabilities for financial reporting purposes by $6,503,402 in 1996, $6,235,169 in 1995 and $6,774,370 in 1994.

NOTE 4 - REAL ESTATE INVESTMENT
-------------------------------

The basis and accumulated depreciation of the Partnership's real estate investment at December 31, 1996 and 1995, is set forth in the following tables:

                                               Buildings and       Accumulated        Net Book
                                  Land         Improvements        Depreciation         Value
                               -----------     --------------     --------------    ------------
Harbour Club III
   Belleville, MI

       1996                    $   380,414     $  10,084,053      $  (5,145,775)    $  5,318,692
                                ==========      ============       ============      ===========


       1995                    $   380,414     $   9,842,846      $  (4,718,722)     $  5,504,538
                                ==========      ============       ============       ===========

NOTE 5 - MORTGAGE NOTE PAYABLE
------------------------------

The following sets forth mortgage note payable of the Partnership at December 31, 1996 and 1995. The mortgage note is secured by the underlying real estate investment.

                         Mortgage         Annual          Monthly
                         Lien             Interest        Payments/                    December 31,
Property                 Position    (a)  Rates %         Maturity                 1996                1995
--------                 ---------------  -------      -------------------    ---------------     ---------------
Harbour Club III         First                7.000    $   49,395    04/24    $     7,218,427     $    7,302,661
                         Discount (b)                                              (1,238,926)        (1,276,146)
                                                                               --------------      -------------
                                                                              $     5,979,501     $    6,026,515
                                                                               ==============      =============

(a)     The debt is non-recourse to the Partnership.

(b)     The discount is based on an effective interest rate of 9.09%.

Scheduled  principal   maturities  of  the  mortgage  note  under  the  existing
agreement, excluding the discount of $1,238,926, are as follows:

          1997....................................        $    90,321
          1998....................................             96,851
          1999....................................            103,852
          2000....................................            111,360
          2001....................................            119,410
          Thereafter..............................          6,696,633
                                                           ----------
             Total                                        $ 7,218,427
                                                           ==========

Based on borrowing rates currently available to the Partnership for a mortgage loan with similar terms and average maturities, the fair value of the mortgage note payable was approximately $6,262,000 as of December 31, 1996 and $6,507,000 as of December 31, 1995.

NOTE 6 - PROPERTY DISPOSITION
-----------------------------

On March 31, 1995, Wyoming Mall was sold to an unrelated third party for a cash price of $9,250,000. The Partnership had a 50% undivided interest in the assets, liabilities and operations of Wyoming Mall, owned jointly with McNeil Real Estate Fund XXI, L.P. Cash proceeds and the loss on the disposition is detailed below:

                                                 Loss on Sale     Cash Proceeds
                                                 ------------     -------------

Sales Price.............................        $   4,625,000     $   4,625,000

Selling costs...........................             (234,838)         (234,838)
Mortgage note prepayment penalty........             (138,441)         (138,441)
Carrying value..........................           (4,325,663)
Accounts receivable.....................              (81,749)
Deferred borrowing costs................              (49,910)
Prepaid expenses........................              (40,036)
                                                 ------------

Loss on disposition of real estate......        $    (245,637)
                                                 ============


Retirement of mortgage note.............                             (3,452,337)
Payment of 1994 taxes at closing........                                (23,735)
Real estate tax proration...............                                (14,154)
Credit for security deposit liability...                                (22,581)
                                                                    -----------

Net cash proceeds.......................                           $    738,914
                                                                    ===========

The selling costs above include a disposition fee at 3% of the gross sales price paid the to General Partner in the amount of $138,750.

NOTE 7 - FINANCIAL CONDITION AND GOING CONCERN CONSIDERATIONS
-------------------------------------------------------------

The  accompanying   financial   statements  have  been  prepared   assuming  the
Partnership will continue as a going concern. The Partnership incurred losses of $220,762, $308,378 and $565,993 in 1996, 1995, and 1994, respectively.

The Partnership's remaining property, through improved operations as well as curtailment of expenses, has been able to provide sufficient cash flow to meet its own working capital requirements. In addition, the sale of Wyoming Mall enabled the Partnership to meet its general and administrative expenses; therefore, no cash advances were required during 1996.

At December 31, 1996, the Partnership held cash and cash equivalents of $602,462. The balance of cash and cash equivalents can be no more than a minimum level of cash reserves for the remaining property's operations. Operations of the property in 1997 are expected to provide sufficient positive cash flow for normal operations and debt service payments. However, Harbour Club III is in need of major capital improvements in order to maintain occupancy and rental rates at a level to continue to support operations and debt service. The necessary capital improvements will have to be funded from outside sources. No such sources have been identified. Management is currently seeking to negotiate a restructuring or refinancing to fund these improvements, however such financing is not assured. If the property is unable to obtain additional funds and cannot maintain operations at a level to support its current debt, the property may ultimately be foreclosed on by the lender.

Harbour Club III is part of a four-phase apartment complex located in Belleville, Michigan. Phases I and II of the complex are owned by partnerships in which McNeil Partners, L.P. is the general partner; Phase IV is owned by University Real Estate Fund 12, Ltd., ("UREF 12") whose general partner is an affiliate of Southmark. McREMI had been managing all four phases of the complex until December 1992, when the property management agreement between McREMI and UREF 12 was canceled. Additionally, in January 1993, Phase 1 defaulted on its mortgage loan to the United States Department of Housing and Urban Development, the former mortgage holder, and, unless a refinancing agreement can be reached with the new mortgage holder, the property is subject to foreclosure. If Phase I is lost to foreclosure, it would be extremely difficult to operate Phases II and III because the pool and clubhouse are located in Phase I. As of year end, no steps have been taken towards the foreclosure of Phase I.

These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 8 - LEGAL PROCEEDINGS
--------------------------

The Partnership is not party to, nor are any of the Partnership's property the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to the Partnership, except for the following:

1) HCW Pension Real Estate Fund, Ltd. et al. v. Ernst & Young, BDO Seidman et al. (Case #92-06560-A). This suit was filed on behalf of the Partnership and other affiliated partnerships (as defined in this Section 1, the "Affiliated Partnerships") on May 26, 1992, in the 14th Judicial District Court of Dallas County. The petition sought recovery against the Partnership's former auditors, Ernst & Young, for negligence and fraud in failing to detect and/or report overcharges of fees/expenses by Southmark, the former general partner. The former auditors initially asserted counterclaims against the Affiliated Partnerships based on alleged fraudulent misrepresentations made to the auditors by the former management of the Affiliated Partnerships (Southmark) in the form of client representation letters executed and delivered to the auditors by Southmark management. The counterclaims sought recovery of attorneys' fees and costs incurred in defending this action. The counterclaims were later dismissed on appeal, as discussed below.

     The trial court granted summary judgment against the Affiliated Partnerships based on the statute of limitations; however, on appeal, the Dallas Court of Appeals reversed the trial court and remanded for trial the Affiliated Partnerships' fraud claims against Ernst & Young. The Texas Supreme Court denied Ernst & Young's application for writ of error on January 11, 1996. Shortly before trial, the district court judge once again granted summary judgment against the Affiliated Partnerships on December 2, 1996. The Partnership is continuing to pursue vigorously its claims against Ernst & Young; however, the final outcome of this litigation cannot be determined at this time.

2) Martha Hess, et al. v. Southmark Equity Partners II, Ltd., Southmark Income Investors, Ltd., Southmark Equity Partners, Ltd., Southmark Realty Partners III, Ltd., Southmark Realty Partners II, Ltd. (McNeil Real Estate Fund XXII, L.P.), McNeil Partners, L.P. et al. ("Hess"); Kotowski v. Southmark Equity Partners, Ltd. and Donald Arceri v. Southmark Income Investors, Ltd. - Illinois Appellate Court for the First District, Fifth Division, as consolidated Case No. 90-107 (remanded back to Trial Court - Circuit Court of Cook County, Illinois County Department, Chancery Division, as consolidated Case No. 88 CH 4670 (L92026).

     Consolidated with these cases were an additional 14 matters against unrelated partnership entities. The Hess case was filed on May 20, 1988, by Martha Hess, individually, and on behalf of a putative class of parties similarly situated. The original, first, second and third amended complaints in Hess sought rescission, pursuant to the Illinois Securities Act, of over $2.7 million of principal invested in five (5) Southmark (now McNeil) partnerships (as defined in this Section 2, the "Defendants"), and other relief including damages for breach of fiduciary duty and violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. The original, first, second and third amended complaints in Hess were dismissed against the defendant-group because the Appellate Court held that they were not the proper subject of a class action complaint. Hess was, thereafter, amended a fourth time to state causes of action against unrelated partnership entities. Hess went to judgment against that unrelated entity and the judgment, along with the prior dismissal of the class action, was appealed. The Hess appeal was decided by the Appellate Court during 1992. The Appellate Court affirmed the dismissal of the breach of fiduciary duty and consumer fraud claims. The Appellate Court did, however, reverse in part, holding that certain putative class members could file class action complaints against the defendant-group, which pursuant to the Appellate Court's ruling, included the Partnership. Although leave to appeal to the Illinois Supreme Court was sought, the Illinois Supreme Court refused to hear the appeal. On June 15, 1994, the Appellate Court issued its mandate sending the case back to Trial Court.

     In late January 1995, plaintiffs filed a Motion to File an Amended Consolidated Class Action Complaint, which amends the complaint to name McNeil Partners, L.P. as the successor general partner to Southmark Investment Group. In February 1995, Plaintiffs filed a Motion for Class Certification. The amended cases against the defendant-group, and others are proceeding under the caption George and Joy Krugler v. I.R.E. Real Estate Income Fund, Jerry and Barbara Neumann v. Southmark Equity Partners II (McNeil Real Estate Fund XXV, L.P.), Richard and Theresa Bartoszewski v. Southmark Realty Partners III (McNeil Real Estate Fund XXIII, L.P.), and Edward and Rose Weskerna v. Southmark Realty Partners II (McNeil Real Estate Fund XXII, L.P.).

     In September 1995, the Court granted plaintiffs' Motion to File an Amended Complaint, to Consolidate and for Class Certification. Defendants answered the complaint and plead that the plaintiffs did not give timely notice of their desire to rescind within six months of knowing that right, as required by law.

     Plaintiffs filed a Motion for Summary Judgment against the remaining partnership defendants, as well as the initial general partners. The Court ruled on plaintiffs' Motion for Summary Judgment on April 25, 1996, and entered partial summary judgment against the Partnership, as well as the initial general partner. Summary judgment against McNeil Partners, L.P., as the successor general partner, was not sought.

     On October 22, 1996, the Court entered judgment against the Partnership to rescind 178,000 limited partnership Units with total claims of $347,809. The claims consisted of the $178,000 original purchase price of the Units, net of distributions previously paid of $23,713, plus $193,522 in interest. The Defendants were able to negotiate a settlement for a lesser amount; and accordingly, on December 23, 1996, the amount of $300,000 was paid as full and complete settlement of all claims, including attorneys' fees.

3) Nicpon v. Southmark Realty Partners II (presently known as McNeil Real Estate Fund XXII, L.P.) 89 CH 4118. Currently proceeding as Edward and Rose Weskerna v. Southmark Realty Partners II (McNeil Real Estate Fund XXII, L.P.).

     This action was consolidated in September 1995 with the Hess case discussed above.

4)   Dick  and  Aloma  Anderson  v.  McNeil Real Estate Fund XXII, L.P. , McNeil
     Partners, L.P., Wayne T. Shipp, the Wayne Shipp Agency, Inc., Southmark Investment Group, Inc. and Southmark Realty Partners, Ltd. This lawsuit was filed in November 1993, in Washington State in the Clark County Superior Court. In 1985, the plaintiffs apparently spent $22,000 to purchase limited partnership interests in Southmark Realty Partners Ltd. II , (not named by them as a defendant ) whose name is now McNeil Real Estate Fund XXII, L.P. (the "Partnership"). Plaintiffs allege that in connection with the transactions by which McNeil Partners, L.P. became general partner of the Partnership, and by which certain changes were made in the Partnership, the McNeil entities engaged in the offer and/or sale of unregistered securities in violation of Washington law. The plaintiffs have alleged that certain of the other defendants -- specifically Mr. Shipp and the Shipp Insurance Agency -- engaged in fraud in connection with the sale of limited partnership interests in the Partnership to plaintiffs. The plaintiffs have not made fraud allegations against any of the McNeil or Southmark entities. The majority of plaintiffs' claims against the Partnership are based on allegations that the securities are not registered in the State of Washington. Counsel's research indicates that there are two possible exemptions to the registration of securities which apply to this matter. These statutory exceptions are under review by the plaintiffs' attorney. Counsel for the Partnership was contacted recently and asked whether the Partnership would be interested in repurchasing Plaintiffs' units at a discount. Plaintiffs will be advised of their option to abandon their units back to the Partnership for no consideration. The ultimate outcome of this proceeding cannot be determined at this time.

5) James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., et al. - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

     The action involves purported class and derivative actions brought by limited partners of each of the fourteen limited partnerships that were named as nominal defendants as listed above (as defined in this Section 5, the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (as defined in this Section 5, collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

     On December 16, 1996, the Plaintiffs filed a consolidated and amended complaint. Plaintiffs are suing for breach of fiduciary duty, breach of contract and an accounting, alleging, among other things, that the management fees paid to the McNeil affiliates over the last six years are excessive, that these fees should be reduced retroactively and that the respective Amended Partnership Agreements governing the Partnerships are invalid. On January 7, 1997, the Court ordered consolidation with three other similar actions.

     The Partnerships filed a demurrer to the complaint and a motion to strike on February 14, 1997, seeking to dismiss the complaint in all respects. The demurrer is pending. The Partnerships deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

NOTE 9 - PRO FORMA INFORMATION (UNAUDITED)
------------------------------------------

The following unaudited pro forma information for the years ended December 31, 1995 and 1994 reflects the results of operations of the Partnership as if the sale of Wyoming Mall had occurred as of January 1, 1994. The unaudited pro forma information is not necessarily indicative of the results of operations which actually would have occurred or those which might be expected to occur in the future.

                                                    1995         1994
                                               -------------  ------------
         Total revenue..................       $  2,389,866   $ 2,086,148
         Net loss.......................            (57,289)     (445,746)

         Net loss per thousand limited
           partnership units:
           Current Income Units.........               (.26)        (2.02)
           Growth/Shelter Units.........              (3.85)       (29.95)

NOTE 10 - RESCISSION OF LIMITED PARTNERSHIP UNITS
-------------------------------------------------

As discussed in Note 8, on October 22, 1996, a judgment was entered against the Partnership which effectively rescinded 178,000 Units of the Partnership as of October 31, 1996. The judgment was for $347,809. As part of a negotiation, however, the plaintiffs agreed to accept $300,000 as full and complete settlement of all claims, including attorney fees. Accordingly, the Partnership made settlement payments to an escrow agent on behalf of the plaintiff limited partners totaling $300,000 on December 23, 1996. The payments consisted of two components. The first component of $154,287, which is recorded as a rescission of limited partnership units on the Statements of Partners' Deficit, represents the return of the limited partners' equity investments net of all distributions previously paid to them. The second component of $145,713, which is recorded as interest rescission of limited partnership units on the Statements of Operations, represents interest paid on the rescinded Units pursuant to the court judgment.

                       McNEIL REAL ESTATE FUND XXII, L.P.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1996

                                                                                 Cumulative         Costs
                                                    Initial Cost                 Write-down     Capitalized
                          Related                           Buildings and      and Permanent     Subsequent
Description               Encumbrances (b)     Land          Improvements        Impairment    To Acquisition
-----------               ----------------     ----         --------------     ------------    --------------
APARTMENTS:

Harbour Club III
   Belleville, MI (c)      $    5,979,501   $  561,491      $   13,475,784    $    4,526,936   $    954,128
                            =============    =========       =============     =============    ===========


(b)    The  encumbrances  reflect  the  present   value of future loan  payments
       discounted,  if   appropriate, at  a  rate estimated to be the prevailing
       interest rate at the date of acquisition or refinancing.

(c)    The   carrying  value of   Harbour Club  III  Apartments  was  reduced by
       $4,526,936 in 1992.





                     See accompanying notes to Schedule III.

                       McNEIL REAL ESTATE FUND XXII, L.P.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1996

                                            Gross Amount at
                                     Which Carried at Close of Period             Accumulated
                                                 Buildings and                    Depreciation
Description                      Land            Improvements        Total (a)   and Amortization
-----------                      ----            --------------      ---------   ----------------
APARTMENTS:

Harbour Club III
   Belleville, MI (c)         $      380,414     $   10,084,053   $  10,464,467    $ (5,145,775)
                               =============      =============    ============     ===========


(a) For Federal income tax purposes, the properties are depreciated over lives ranging from 5-27.5 years using ACRS or MACRS methods. The aggregate cost of real estate investments for Federal income tax purposes was approximately $16,475,705 and accumulated depreciation was $9,921,399 at December 31, 1996.

(c) The carrying value of Harbour Club III Apartments was reduced by $4,526,936 in 1992.


                     See accompanying notes to Schedule III.

                       McNEIL REAL ESTATE FUND XXII, L.P.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1996


                                 Date of                    Date                Depreciable
Description                   Construction                Acquired              lives (years)
-----------                   ------------                --------              -------------
APARTMENTS:

Harbour Club III
   Belleville, MI (c)           1972                        5/86                    5-25


(c) The carrying value of Harbour Club III Apartments was reduced by $4,526,936 in 1992.



                     See accompanying notes to Schedule III.

                       McNEIL REAL ESTATE FUND XXII, L.P.

                              Notes to Schedule III

      Real Estate Investments and Accumulated Depreciation and Amortization


A summary of activity for the Partnership's real estate investments and accumulated depreciation and amortization is as follows:


                                                           For the Years Ended December 31,
                                                   ------------------------------------------------
                                                       1996               1995               1994
                                                   --------------    -------------    -------------
Real estate investments:

Balance at beginning of year...............        $   10,223,260    $   9,959,820    $  16,906,946

Improvements...............................               241,207          263,440          146,836

Reclassification to asset held for sale....                                      -       (7,093,962)
                                                    -------------     ------------     ------------

Balance at end of year.....................        $   10,464,467    $  10,223,260    $   9,959,820
                                                    =============     ============     ============



Accumulated depreciation and amortization:

Balance at beginning of year...............        $    4,718,722    $   4,327,711    $   6,363,314

Depreciation and amortization..............               427,053          391,011          665,202

Reclassification to asset held for sale....                     -                -       (2,700,805)
                                                    -------------     ------------     ------------

Balance at end of year.....................        $    5,145,775    $   4,718,722    $   4,327,711
                                                    =============     ============     ============


Asset held for sale:

Balance at beginning of year...............        $            -    $   4,393,157    $           -

Improvements...............................                     -            7,112                -

Depreciation and amortization..............                     -          (74,606)               -

Reclassification from real estate
   investment..............................                     -                -        4,393,157

Dispositions...............................                     -       (4,325,663)               -
                                                    -------------      -----------     ------------

Balance at end of year.....................        $            -     $          -    $   4,393,157
                                                    =============      ===========     ============


ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------       ----------------------------------------------------------------
              FINANCIAL DISCLOSURES
              ---------------------

None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------      --------------------------------------------------

Neither the Partnership nor the General Partner has any directors or executive officers. The names and ages of, as well as the positions held by, the officers and directors of McNeil Investors, Inc., the general partner of the General Partner, are as follows:

                                        Other Principal Occupations and Other
Name and Position             Age       Directorships During the Past 5 Years
-----------------             ---       -------------------------------------

Robert A. McNeil,              76       Mr.  McNeil  is  also  Chairman  of  the
Chairman of the                         Board and Director of McNeil Real Estate
Board and Director                      Management,  Inc. ("McREMI") which is an
                                        affiliate of the General Partner. He has
                                        held the foregoing  positions  since the
                                        formation of such an entity in 1990. Mr.
                                        McNeil  received  his B.A.  degree  from
                                        Stanford  University  in  1942  and  his
                                        L.L.B.  degree from  Stanford Law School
                                        in 1948. He is a member of the State Bar
                                        of  California  and has been involved in
                                        real  estate  financing  since  the late
                                        1940's and in real estate  acquisitions,
                                        syndications  and   dispositions   since
                                        1960. From 1986 until active operations of McREMI and McNeil Partners, L.P.
                                        began in February 1991, Mr. McNeil was a private investor. Mr. McNeil is a member of the International Board of Directors of the Salk Institute, which promotes research in improvements in health care.

Carole J. McNeil               53       Mrs.  McNeil   is   Co-Chairman,    with
Co-Chairman of the                      husband  Robert  A.  McNeil,  of  McNeil
Board                                   Investors,  Inc. Mrs.  McNeil has twenty
                                        years of real  estate  experience,  most
                                        recently as a private investor from 1986
                                        to 1993.  In 1982,  she founded  Ivory &
                                        Associates,  a  commercial  real  estate
                                        brokerage  firm  in San  Francisco,  CA.
                                        Prior to that, she was a commercial real
                                        estate   associate   with  the   Madison
                                        Company and, earlier, a commercial sales
                                        associate  and  analyst  with Marcus and
                                        Millichap  in San  Francisco.  In  1978,
                                        Mrs. McNeil  established Escrow Training
                                        Centers,  California's  first accredited
                                        commercial  training  program  for title
                                        company escrow  officers and real estate
                                        agents   needing   college   credits  to
                                        qualify  for  brokerage  licenses.   She
                                        began in real estate as Manager and Marketing Director of Title Insurance and Trust in Marin County, CA. Mrs.
                                        McNeil serves on the International Board of Directors of the Salk Institute.

                                        Other Principal Occupations and Other
Name and Position             Age       Directorships During the Past 5 Years
-----------------             ---       -------------------------------------

Ron K. Taylor                  39       Mr.  Taylor is the  President  and Chief
President and Chief                     Executive  Officer of McNeil Real Estate
Executive Officer                       Management  which is an affiliate of the
                                        General Partner.  Mr. Taylor has been in
                                        this capacity  since the  resignation of
                                        Donald K. Reed on March 4,  1997.  Prior
                                        to       assuming       his      current
                                        responsibilities, Mr. Taylor served as a
                                        Senior  Vice  President  of McREMI.  Mr.
                                        Taylor has been in this  capacity  since
                                        McREMI  commenced  operations  in  1991.
                                        Prior  to  joining  McREMI,  Mr.  Taylor
                                        served as an  Executive  Vice  President
                                        for  a   national   syndication/property
                                        management  firm. In this capacity,  Mr.
                                        Taylor  had the  responsibility  for the
                                        management  and leasing of a  21,000,000
                                        square  foot   portfolio  of  commercial
                                        properties. Mr. Taylor has been actively involved in the real estate industry since 1983.

Each director shall serve until his successor shall have been duly elected and qualified.

ITEM 11.     EXECUTIVE COMPENSATION
--------     ----------------------

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the year ended December 31, 1996, nor was any direct compensation paid or payable by the Partnership to directors or officers of the general partner of the General Partner for the year ended December 31, 1996. The Partnership has no plans to pay any such remuneration to any directors or officers of the General Partner in the future.

See Item 13 - Certain Relationships and Related Transactions for amounts of compensation and reimbursements paid by the Partnership to the General Partner and its affiliates.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------     --------------------------------------------------------------

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

(C)   Change in control.

      None.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------     ----------------------------------------------

The amendments to the Partnership compensation structure included in the Amended Partnership Agreement provide for an asset management fee to replace all other forms of General Partner compensation other than property management fees and reimbursements of certain costs. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9 percent to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. For the year ended December 31, 1996, the Partnership paid or accrued $146,487 of such asset management fees. Total accrued but unpaid asset management fees of $1,135,278 were outstanding at December 31, 1996.

The Partnership pays property management fees equal to 5% of the gross receipts of the residential property and paid 6% for the commercial property to McREMI, an affiliate of the General Partner, for providing property management services. Additionally, the Partnership reimburses McREMI for its costs, including overhead of administering the Partnership's affairs. For the year ended December 31, 1996, the Partnership paid or accrued $194,078 of such property management fees and reimbursements.

ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
--------     -----------------------------------------------------------------

See accompanying Index to Financial Statements at Item 8.

      (A)     Exhibits

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

              Exhibit
              Number               Description
              -------              -----------

              10.10 Property Management Agreement dated March 26, 1992, between Harbour Club Associates and McNeil Real Estate Management Inc. (Incorporated by reference to the Annual Report of the Registrant on Form 10-K for the period ended December 31, 1993, as filed on March 31, 1994.)

              11. Statement regarding computation of Net Loss per Limited Partnership Unit (see Item 8 -
                                    Note  1  -  "Organization   and  Summary  of
                                    Significant Accounting Policies".)

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


      (B) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended December 31, 1996.

                       McNEIL REAL ESTATE FUND XXII, L.P.
                              A Limited Partnership

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              McNEIL REAL ESTATE FUND XXII, L.P.


                              By:  McNeil Partners, L.P., General Partner

                                   By: McNeil Investors, Inc., General Partner



March 28, 1997                     By:  /s/  Robert A. McNeil
--------------                          ----------------------------------------
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




March 28, 1997                     By:  /s/  Ron K. Taylor
--------------                          ----------------------------------------
Date                                    Ron K. Taylor
                                        President and Director of McNeil
                                          Investors, Inc.
                                        (Principal Financial Officer)




March 28, 1997                     By:  /s/  Carol A. Fahs
--------------                          ----------------------------------------
Date                                    Carol A. Fahs
                                        Vice President of McNeil Investors, Inc.
                                        (Principal Accounting Officer)