Form 10-Q
period 1997-03-31
MCNEIL REAL ESTATE FUND XXII L P
filed 1997-05-15
CIK 758745

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the period ended       March 31, 1997
                          ------------------------------------------------------


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




             13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240
--------------------------------------------------------------------------------
           (Address of principal executive offices)         (Zip code)



Registrant's telephone number, including area code   (972) 448-5800
                                                   -----------------------------



Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

                       MCNEIL REAL ESTATE FUND XXII, L.P.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
------- --------------------

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                           March 31,         December 31,
                                                                             1997                1996
                                                                       ----------------     --------------
ASSETS
------
Real estate investments:
   Land.....................................................           $       380,414      $      380,414
   Buildings and improvements...............................                10,085,363          10,084,053
                                                                        --------------       -------------
                                                                            10,465,777          10,464,467
   Less:  Accumulated depreciation..........................                (5,252,535)         (5,145,775)
                                                                        --------------       -------------
                                                                             5,213,242           5,318,692

Cash and cash equivalents...................................                   683,171             602,462
Cash segregated for security deposits.......................                    66,846              66,510
Accounts receivable.........................................                     7,877               4,614
Escrow deposits.............................................                   126,642             160,642
Prepaid expenses and other assets, net......................                    10,393              11,445
                                                                        --------------       -------------
                                                                       $     6,108,171      $    6,164,365
                                                                        ==============       =============

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage note payable, net..................................           $     5,967,218      $    5,979,501
Accounts payable and accrued expenses.......................                    56,899              90,572
Accrued property taxes .....................................                    50,250              66,427
Payable to affiliates - General Partner.....................                 1,804,872           1,756,367
Security deposits and deferred rental revenue...............                    68,287              65,571
                                                                        --------------       -------------
                                                                             7,947,526           7,958,438
                                                                        --------------       -------------

Partners' deficit:
   Limited  partners - 55,000,000 Units authorized;
     32,815,117 and 33,176,117 Units issued and outstanding
     at March 31, 1997 and December 31, 1996, respectively
     (19,567,088 and 19,688,088 Current Income Units
     outstanding at March 31, 1997 and December 31, 1996,
     respectively,  and  13,248,029  and 13,310,029
     Growth/Shelter Units outstanding at March 31, 1997
     and December 31, 1996, respectively)...................                (1,585,985)         (1,541,156)
   General Partner..........................................                  (253,370)           (252,917)
                                                                        --------------       -------------
                                                                            (1,839,355)         (1,794,073)
                                                                        --------------       -------------
                                                                       $     6,108,171      $    6,164,365
                                                                        ==============       =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXII, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                Three Months Ended
                                                                                      March 31,
                                                                           ---------------------------------
                                                                                1997                1996
                                                                           --------------    ---------------
Revenue:
   Rental revenue ............................................             $      558,423    $       556,155
   Interest...................................................                      8,704              7,694
                                                                            -------------      -------------
     Total revenue.............................................                   567,127            563,849
                                                                            -------------      -------------

Expenses:
   Interest....................................................                   138,763            145,934
   Depreciation and amortization...............................                   106,760            102,558
   Property taxes..............................................                    50,250             42,972
   Personnel expenses..........................................                    78,956             84,194
   Utilities...................................................                    48,504             42,810
   Repair and maintenance......................................                    64,828             52,115
   Property management fees -affiliates........................                    27,965             27,572
   Other property operating expenses...........................                    26,966             26,748
   General and administrative..................................                    21,513             15,487
   General and administrative - affiliates.....................                    47,904             56,486
                                                                            -------------      -------------
     Total expenses............................................                   612,409            596,876
                                                                            -------------      -------------

Net loss.......................................................            $      (45,282)   $       (33,027)
                                                                            =============     ==============

Net loss allocable to limited partners -
   Current Income Unit.........................................            $       (4,075)   $        (2,973)
Net loss allocable to limited partners -
   Growth/Shelter Unit.........................................                   (40,754)           (29,724)
Net loss allocable to General Partner..........................                      (453)              (330)
                                                                            -------------      -------------
Net loss.......................................................            $      (45,282)   $       (33,027)
                                                                            =============     ==============

Net loss per thousand limited partnership units:
Current Income Units...........................................            $         (.21)   $          (.15)
                                                                            =============     ==============

Growth/shelter Units...........................................            $        (3.08)   $         (2.23)
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

                       McNEIL REAL ESTATE FUND XXII, L.P.

                         STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)

               For the Three Months Ended March 31, 1997 and 1996


                                                                                                   Total
                                                     General                 Limited               Partners'
                                                     Partner                 Partners              Deficit
                                                 ---------------         ---------------       ---------------
Balance at December 31, 1995..............       $     (250,709)         $   (1,168,315)       $   (1,419,024)

Net loss
   General Partner........................                 (330)                      -                  (330)
   Current Income Units...................                    -                  (2,973)               (2,973)
   Growth/Shelter Units...................                    -                 (29,724)              (29,724)
                                                  -------------           -------------         -------------
Total net loss............................                 (330)                (32,697)              (33,027)
                                                  -------------           -------------         -------------

Balance at March 31, 1996.................       $     (251,039)         $   (1,201,012)       $   (1,452,051)
                                                  =============           =============         =============


Balance at December 31, 1996..............       $     (252,917)         $   (1,541,156)       $   (1,794,073)

Net loss
   General Partner........................                 (453)                      -                  (453)
   Current Income Units...................                    -                  (4,075)               (4,075)
   Growth/Shelter Units...................                    -                 (40,754)              (40,754)
                                                  -------------           -------------         -------------
Total net loss............................                 (453)                (44,829)              (45,282)
                                                  -------------           -------------         -------------

Balance at March 31, 1997.................       $     (253,370)         $   (1,585,985)       $   (1,839,355)
                                                  =============           =============         =============





The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                      Increase in Cash and Cash Equivalents

                                                                             Three Months Ended
                                                                                  March 31,
                                                                 ------------------------------------------
                                                                        1997                     1996
                                                                 ------------------        ----------------

Cash flows from operating activities:
   Cash received from tenants........................            $         557,202         $       561,968
   Cash paid to suppliers............................                     (275,692)               (271,782)
   Cash paid to affiliates...........................                      (27,364)                (28,132)
   Interest received.................................                        8,704                   7,694
   Interest paid.....................................                     (129,182)               (136,749)
   Property taxes paid and escrowed..................                      (29,656)                (36,792)
                                                                  ----------------          --------------
Net cash provided by operating activities............                      104,012                  96,207
                                                                  ----------------          --------------

Cash flows from investing activities:
   Additions to real estate investments..............                       (1,310)                (18,362)
                                                                 -----------------          --------------

Cash flows from financing activities:
   Principal payments on mortgage note
     payable.........................................                      (21,993)                (20,511)
                                                                 -----------------          --------------

Net increase in cash and cash equivalents............                       80,709                  57,334

Cash and cash equivalents at beginning of
   period............................................                      602,462                 629,747
                                                                  ----------------          --------------

Cash and cash equivalents at end of period...........            $         683,171         $       687,081
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

                       McNEIL REAL ESTATE FUND XXII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities

                                                                            Three Months Ended
                                                                                 March 31,
                                                                  -----------------------------------------
                                                                        1997                     1996
                                                                  -----------------        ----------------
Net loss.............................................             $        (45,282)        $       (33,027)
                                                                   ---------------          --------------

Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization.....................                      106,760                 102,558
   Amortization of discounts on mortgage
     note payable....................................                        9,710                   9,305
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                         (336)                  7,560
     Accounts receivable.............................                       (3,263)                 (5,900)
     Escrow deposits.................................                       34,000                  31,458
     Prepaid expenses and other assets...............                        1,052                   1,102
     Accounts payable and accrued expenses...........                      (33,673)                (50,949)
     Accrued property taxes..........................                      (16,177)                (22,929)
     Payable to affiliates - General Partner.........                       48,505                  55,926
     Security deposits and deferred rental
       revenue.......................................                        2,716                   1,103
                                                                   ---------------          --------------
       Total adjustments.............................                      149,294                 129,234
                                                                   ---------------          --------------

Net cash provided by operating activities............             $        104,012         $        96,207
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

                                 March 31, 1997

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

NOTE 2.
-------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate Fund XXII, L.P., c/o The Herman Group, 2121 San Jacinto St., 26th Floor, Dallas, Texas 75201.

NOTE 3.
-------

Certain reclassifications have been made to prior period amounts to conform to the current presentation.

NOTE 4.
-------

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

Additionally, in January 1993, Phase I defaulted on its mortgage loan to the United States Department of Housing and Urban Development ("HUD"), the former mortgage holder, and, unless a refinancing agreement can be reached with the new mortgage holder, the property is subject to foreclosure. If Phase I is lost to foreclosure, it would be extremely difficult to operate Phases II and III because the pool and clubhouse are located in Phase I. As of March 31, 1997, no steps have been taken towards the foreclosure of Phase I. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 5.
-------

The Partnership pays property management fees equal to 5% of the gross rental receipts for its residential property to McNeil Real Estate Management, Inc. ("McREMI"), an affiliate of McNeil, for providing property management and leasing services.

The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs.

The Partnership is incurring an asset management fee which is payable to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. Total accrued but unpaid asset management fees of $1,167,515 were outstanding at March 31, 1997.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                       Three Months Ended
                                                             March 31,
                                                    -------------------------
                                                        1997           1996
                                                    ----------     ----------

Property management fees....................        $   27,965     $   27,572
Charged to general and administrative -
   affiliates:
   Partnership administration...............            15,667         22,789
   Asset management fee.....................            32,237         33,697
                                                     ---------      ---------
                                                    $   75,869     $   84,058
                                                     =========      =========

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------       ---------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------

FINANCIAL CONDITION
-------------------

The Partnership reported a net loss of $45,282 for the first three months of 1997 as compared to $33,027 for the same period in 1996.

Harbour Club III is part of a four-phase apartment complex located in Belleville, Michigan. Phases I and II of the complex are owned by partnerships in which McNeil Partners, L.P. is the general partner; while Phase IV is owned by University Real Estate Fund 12, Ltd., ("UREF 12"). McREMI had been managing all four phases of the complex until December 1992, when the property management agreement between McREMI and UREF 12 was canceled. Additionally, in January 1993, Phase I defaulted on the mortgage loan to HUD, the former mortgage holder, and unless a refinancing agreement can be reached with the new mortgage holder, the property is subject to foreclosure. If Phase I is lost to foreclosure, it would be extremely difficult to operate Phases II and III because the pool and clubhouse are located in Phase I.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total Partnership revenues were $567,127 for the three months ended March 31, 1997 as compared to $563,849 for the same period of 1996. Rental revenue was $558,423 for the first three months of 1997, and remained comparable to $556,155 for the same period in 1996. Interest income for the first three months of 1997 increased slightly by $1,010 as compared to prior period.

Expenses:

Total expenses increased to $612,409 for the three months ended March 31, 1997, as compared to $596,876 for the same period in 1996.

Property taxes increased $7,278 or 17% for the three months ended March 31, 1997 as compared to the same period of 1996 due to increased property tax accrual for Harbour Club III Apartments.

Repairs and maintenance expense increased by $12,713 or 24% for the three months ended March 31, 1997 as compared to the same period of last year. The increase can be attributed to an increase in the replacement of appliances, which met the Partnership's criteria for capitalization of replacements in 1996, were expensed in 1997.

General and administrative expenses increased by $6,026 or 39% for the three months ended March 31, 1997 as compared to the same period of 1996. The increase was due to fees paid to a non-affiliate relating to investor services. Prior to 1997, such costs were reimbursed to McREMI and were included in general and administrative - affiliates.

General and administrative - affiliates decreased $8,582 or 15% for the three months ended March 31, 1997 as compared to the same period of 1996. This was attributable to costs of investor services discussed above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership was provided $104,012 of cash by operating activities during the first three months of 1997 as compared to $96,207 for the same period in 1996.

Cash used for additions to real estate was $1,310 during the first three months of 1997 as compared to $18,362 during the same period of 1996.

Cash used for principal payments on mortgage note payable was $21,993 during the first three months of 1997 as compared to $20,511 for the same period of 1996.

Short-term liquidity:

At March 31, 1997, the Partnership held $683,171 of cash and cash equivalents. The General Partner considers this level of cash reserves to be adequate to meet the Partnership's operating needs. The General Partner believes that anticipated operating results for 1997 will be sufficient to fund the Partnership's budgeted capital improvements for 1997 and to repay the current portion of the Partnership's mortgage note. Effective January 23, 1997, the mortgage note payable was sold by HUD to an unaffiliated buyer. The Partnership is attempting to negotiate a restructuring or refinancing of the mortgage note with the new lender.

Long-term liquidity:

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

The action involves purported class and derivative actions brought by limited partners of each of the fourteen limited partnerships that were named as nominal defendants as listed above (the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend.
Plaintiffs have until May 27, 1997 to file a second amended complaint, unless otherwise agreed to by the parties.

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

         11. Statement regarding computation of Net Income (Loss) per Thousand Limited Partnership Units: Net income (loss) per thousand limited partnership units is computed by dividing net income (loss) allocated to the limited partners by the weighted average number of limited partnership units outstanding expressed in thousands. Per unit information has been computed based on 19,567 and 19,818 weighted average Current Income Units (in thousands) outstanding in 1997 and 1996, respectively, and 13,248 and 13,358 weighted average Growth/Shelter Units (in thousands) outstanding in 1997 and 1996, respectively.

         27.                        Financial   Data   Schedule for  the quarter
                                    ended March 31, 1997.


(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1997.

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





May 15, 1997                        By:  /s/  Ron K. Taylor
--------------                          ----------------------------------------
Date                                    Ron K. Taylor
                                        President and Director of McNeil
                                         Investors, Inc.
                                        (Principal Financial Officer)




May 15, 1997                        By:  /s/  Carol A. Fahs
--------------                          ----------------------------------------
Date                                    Carol A. Fahs
                                        Vice President of McNeil Investors, Inc.
                                        (Principal Accounting Officer)