Form 10-Q
period 1997-06-30
MCNEIL REAL ESTATE FUND XXII L P
filed 1997-08-13
CIK 758745

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the period ended        June 30, 1997
                           -----------------------------------------------------


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
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                          June 30,            December 31,
                                                                            1997                 1996
                                                                       ---------------      --------------
ASSETS
-------

Real estate investments:
   Land.....................................................           $       380,414      $      380,414
   Buildings and improvements...............................                10,141,473          10,084,053
                                                                        --------------       -------------
                                                                            10,521,887          10,464,467
   Less:  Accumulated depreciation..........................                (5,362,823)         (5,145,775)
                                                                        --------------       -------------
                                                                             5,159,064           5,318,692

Cash and cash equivalents...................................                   887,300             602,462
Cash segregated for security deposits.......................                    67,175              66,510
Accounts receivable.........................................                    11,166               4,614
Escrow deposits.............................................                    74,264             160,642
Prepaid expenses and other assets...........................                     9,953              11,445
                                                                        --------------       -------------
                                                                       $     6,208,922      $    6,164,365
                                                                        ==============       =============

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage note payable, net..................................           $     5,954,550      $    5,979,501
Accounts payable and accrued expenses.......................                    85,519              90,572
Accrued property taxes .....................................                   100,500              66,427
Payable to affiliates - General Partner.....................                 1,829,448           1,756,367
Security deposits and deferred rental revenue...............                    74,514              65,571
                                                                        --------------       -------------
                                                                             8,044,531           7,958,438
                                                                        --------------       -------------

Partners' deficit:
   Limited  partners - 55,000,000  Units  authorized;
     32,815,117 and 33,176,117 Units issued and outstanding
     at June 30,  1997 and  December  31,  1996, respectively
     (19,567,088 and 19,688,088 Current Income Units
     outstanding at June 30, 1997 and December  31,  1996,
     respectively,  and  13,248,029  and 13,310,029  Growth/
     Shelter Units outstanding at June 30, 1997 and December
     31, 1996, respectively)................................                (1,582,277)         (1,541,156)
   General Partner..........................................                  (253,332)           (252,917)
                                                                        --------------       -------------
                                                                            (1,835,609)         (1,794,073)
                                                                        --------------       -------------
                                                                       $     6,208,922      $    6,164,365
                                                                        ==============       =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXII, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended                      Six Months Ended
                                                  June 30,                              June 30,
                                      ---------------------------------    ---------------------------------
                                          1997               1996               1997                1996
                                      --------------    ---------------    --------------     --------------
Revenue:
   Rental revenue................     $      586,276     $      560,146    $    1,144,699     $    1,116,301
   Interest......................              8,956              8,131            17,660             15,825
                                       -------------      -------------     -------------      -------------
     Total revenue...............            595,232            568,277         1,162,359          1,132,126
                                       -------------      -------------     -------------      -------------

Expenses:
   Interest......................            135,388            145,572           274,151            291,506
   Depreciation and
     amortization................            110,288            106,406           217,048            208,964
   Property taxes................             50,250             50,876           100,500             93,848
   Personnel costs...............             63,571             68,160           142,527            152,354
   Utilities.....................             31,316             26,338            79,820             69,148
   Repair and maintenance........             74,100             66,757           138,928            118,872
   Property management
     fees - affiliates...........             29,013             28,029            56,978             55,601
   Other property operating
     expenses....................             25,765             25,117            52,731             51,865
   General and administrative....             17,639             26,301            39,152             41,788
   General and administrative -
     affiliates..................             54,156             58,771           102,060            115,257
                                       -------------      -------------     -------------      -------------
     Total expenses..............            591,486            602,327         1,203,895          1,199,203
                                       -------------      -------------     -------------      -------------

Net income (loss)................     $        3,746     $      (34,050)   $      (41,536)    $      (67,077)
                                       =============      =============     =============      =============

Net income (loss) allocable
   to limited partners - Current
   Income Unit...................     $          337     $       (3,064)   $       (3,738)    $       (6,037)
Net income (loss) allocable
   to limited partners - Growth
   Shelter Unit..................              3,371            (30,645)          (37,383)           (60,369)
Net income (loss) allocable
   to General Partner............                 38               (341)             (415)              (671)
                                       -------------      -------------     -------------      -------------
Net income (loss)................     $        3,746     $      (34,050)   $      (41,536)    $      (67,077)
                                       =============      =============     =============      =============

Net income (loss) per thousand
limited partnership units:
Current Income Units.............     $          .02     $         (.15)   $         (.19)    $         (.30)
                                       =============      =============     =============      =============

Growth/Shelter Units.............     $          .25     $        (2.29)   $        (2.82)    $        (4.52)
                                       =============      =============     =============      =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXII, L.P.

                         STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)

                 For the Six Months Ended June 30, 1997 and 1996

                                                                                                  Total
                                                    General                 Limited               Partners'
                                                    Partner                 Partners              Deficit
                                                 ---------------         ---------------       ---------------
Balance at December 31, 1995..............       $     (250,709)         $   (1,168,315)       $   (1,419,024)

Net loss
   General Partner........................                 (671)                      -                  (671)
   Current Income Units...................                    -                  (6,037)               (6,037)
   Growth/Shelter Units...................                    -                 (60,369)              (60,369)
                                                  -------------           -------------         -------------
Total net loss............................                 (671)                (66,406)              (67,077)
                                                  -------------           -------------         -------------

Balance at June 30, 1996..................       $     (251,380)         $   (1,234,721)       $   (1,486,101)
                                                  =============           =============         =============


Balance at December 31, 1996..............       $     (252,917)         $   (1,541,156)       $   (1,794,073)

Net loss
   General Partner........................                 (415)                      -                  (415)
   Current Income Units...................                    -                  (3,738)               (3,738)
   Growth/Shelter Units...................                    -                 (37,383)              (37,383)
                                                  -------------           -------------         -------------
Total net loss............................                 (415)                (41,121)              (41,536)
                                                  -------------           -------------         -------------

Balance at June 30, 1997..................       $     (253,332)         $   (1,582,277)       $   (1,835,609)
                                                  =============           =============         =============




The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                      Increase in Cash and Cash Equivalents

                                                                             Six Months Ended
                                                                                  June 30,
                                                                 ------------------------------------------
                                                                        1997                     1996
                                                                 ------------------        ----------------

Cash flows from operating activities:
   Cash received from tenants........................            $       1,145,368         $     1,127,749
   Cash paid to suppliers............................                     (376,140)               (487,610)
   Cash paid to affiliates...........................                      (85,957)                (55,091)
   Interest received.................................                       17,660                  15,825
   Interest paid.....................................                     (254,989)               (273,137)
   Property taxes paid and escrowed..................                      (59,312)                (64,448)
                                                                  ----------------          --------------
Net cash provided by operating activities............                      386,630                 263,288
                                                                  ----------------          --------------

Net cash used in investing activities:
   Additions to real estate investments..............                      (57,420)               (147,806)
                                                                 -----------------          --------------

Net cash used in financing activities:
   Principal payments on mortgage note
     payable.........................................                      (44,372)                (41,382)
                                                                 -----------------          --------------

Net increase in cash and cash equivalents............                      284,838                  74,100

Cash and cash equivalents at beginning of
   period............................................                      602,462                 629,747
                                                                  ----------------          --------------

Cash and cash equivalents at end of period...........            $         887,300         $       703,847
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

                       McNEIL REAL ESTATE FUND XXII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities

                                                                              Six Months Ended
                                                                                  June 30,
                                                                  -----------------------------------------
                                                                        1997                      1996
                                                                  -----------------        ----------------
Net loss.............................................             $        (41,536)        $       (67,077)
                                                                   ---------------          --------------

Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization.....................                      217,048                 208,964
   Amortization of discounts on mortgage
     note payable....................................                       19,421                  18,610
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                         (665)                 10,659
     Accounts receivable.............................                       (6,552)                 (2,110)
     Escrow deposits.................................                       86,378                  (4,429)
     Prepaid expenses and other assets...............                        1,492                      96
     Accounts payable and accrued expenses...........                       (5,053)                (42,849)
     Accrued property taxes..........................                       34,073                  27,947
     Payable to affiliates - General Partner.........                       73,081                 115,766
     Security deposits and deferred rental
       revenue.......................................                        8,943                  (2,289)
                                                                   ---------------          --------------
       Total adjustments.............................                      428,166                 330,365
                                                                   ---------------          --------------

Net cash provided by operating activities............             $        386,630         $       263,288
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

                                  June 30, 1997

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

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

While the Partnership has begun a program to complete such capital improvements to be funded from existing cash reserves, there can be no assurances that such reserves will be sufficient to complete all needed improvements.

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

The Partnership is incurring an asset management fee which is payable to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. Total accrued but unpaid asset management fees of $1,206,054 were outstanding at June 30, 1997.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                         Six Months Ended
                                                            June 30,
                                                    -------------------------
                                                       1997          1996
                                                    ---------      ----------

Property management fees.....................       $  56,978      $  55,601
Charged to general and administrative -
   affiliates:
   Partnership administration................          31,284         45,474
   Asset management fee......................          70,776         69,783
                                                     --------       --------
                                                    $ 159,038      $ 170,858
                                                     ========       ========


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ----------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership was provided $386,630 of cash by operating activities during the first six months of 1997 as compared to $263,288 for the same period in 1996. Cash paid to suppliers decreased by $111,470 mainly due to a receipt of $83,000 for property replacements from escrow previously held by HUD, the former mortgage holder of Harbour Club III Apartments. Cash paid to affiliates increased by $30,866 due to the resumption of overhead payments to an affiliate of the General Partner for administering the Partnership's affairs in 1997.

Cash used for additions to real estate was $57,420 during the first six months of 1997 as compared to $147,806 during the same period of 1996. A greater amount was spent in 1996 at Harbour Club III for paving and hallway upgrades. In addition, the replacement of appliances, which met the Partnership's criteria for capitalization of replacements in 1996, were expensed in 1997.

Cash used for principal payments on mortgage note payable was $44,372 during the first six months of 1997 as compared to $41,382 for the same period of 1996.

Short-term liquidity:

At June 30, 1997, the Partnership held $887,300 of cash and cash equivalents. The General Partner considers this level of cash reserves to be adequate to meet the Partnership's operating needs. The General Partner believes that anticipated operating results for 1997 will be sufficient to fund the Partnership's budgeted capital improvements for 1997 and to repay the current portion of the Partnership's mortgage note. Effective January 23, 1997, the mortgage note payable was sold by HUD to an unaffiliated buyer.

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

FINANCIAL CONDITION
-------------------

The occupancy rate at Harbour Club III Apartments was 96% at June 30, 1997. The occupancy rate at December 31, 1996, was 94%. Harbour Club III Apartments was able to provide enough cash flow from operations to meet ordinary operating expenses as well as the debt service for its related mortgage note for the first six months of 1997. The property is in need of major capital improvements in order to compete in its local market, and the Partnership has begun a program to complete such capital improvements to be funded from existing cash reserves. However, there can be no assurances that such reserves will be sufficient to complete all needed improvements.

Harbour Club III is part of a four-phase apartment complex located in Belleville, Michigan. Phases I and II of the complex are owned by partnerships in which McNeil Partners, L.P. is the general partner; while Phase IV is owned by an unaffiliated Partnership. McREMI had been managing all four phases of the complex until December 1992, when the property management agreement between McREMI and the unaffiliated Partnership was canceled. Additionally, in January 1993, Phase I defaulted on the mortgage loan to HUD, the former mortgage holder. In the beginning of July 1997, the mortgage note was reinstated after Phase I has made all the delinquent payments and late charges. Regular monthly mortgage payment was resumed in July 1997.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total Partnership revenues increased by $26,955 and $30,233 for the three and six months ended June 30, 1997, respectively, as compared to the same periods of 1996. Rental revenue was $586,276 and $1,144,699 for the three and six months ended June 30, 1997, respectively, and remained comparable to $560,146 and $1,116,301 for the same periods in 1996. Interest income for the first six months of 1997 increased slightly by $1,835 as compared to prior period.

Expenses:

Total expenses decreased by $10,841 for the three months ended June 30, 1997 and increased by $4,692 for the six months ended June 30, 1997, as compared to the same periods in 1996.

Utilities increased $4,978 and $10,672 for the three and six months ended June 30, 1997, respectively, as compared to the same periods of 1996 due to increased electricity usage at Harbour Club III Apartments.

Repairs and maintenance expense increased by $7,343 and $20,056 for the three and six months ended June 30, 1997, respectively, as compared to the same periods of last year. The increase can be attributed to an increase in the replacement of appliances, which met the Partnership's criteria for capitalization of replacements in 1996, but were expensed in 1997.

General and administrative expenses decreased by $8,662 and $2,636 for the three and six months ended June 30, 1997, respectively, as compared to the same periods of 1996. The decrease was primarily due to decreased legal fees relating to the rescission of Partnership Units in 1996. The decrease was partially offset by the costs incurred for investor services which were paid to an unrelated third party in 1997. During the first six months of 1996, such costs were paid to an affiliate of the General Partner and were included in general and administrative - affiliates on the Statement of Operations.

General and administrative - affiliates decreased $4,615 and $13,197 for the three and six months ended June 30, 1997, respectively, as compared to the same periods of 1996. This was attributable to costs of investor services discussed above.

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

         27.                        Financial  Data   Schedule  for  the quarter
                                    ended June 30, 1997.


(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 1997.

                       MCNEIL REAL ESTATE FUND XXII, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                             McNEIL REAL ESTATE FUND XXII, L.P.

                             By:  McNeil Partners, L.P., General Partner

                                  By: McNeil Investors, Inc., General Partner





August 13, 1997                   By:  /s/  Ron K. Taylor
---------------                       ------------------------------------------
Date                                   Ron K. Taylor
                                       President and Director of McNeil
                                        Investors, Inc.
                                       (Principal Financial Officer)




August 13, 1997                   By:  /s/  Carol A. Fahs
---------------                       ------------------------------------------
Date                                   Carol A. Fahs
                                       Vice President of McNeil Investors, Inc.
                                       (Principal Accounting Officer)