Form 10-Q
period 1997-09-30
MCNEIL REAL ESTATE FUND XXII L P
filed 1997-11-13
CIK 758745

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the period ended      September 30, 1997
                            ----------------------------------------------------


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
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                        September 30,         December 31,
                                                                            1997                 1996
                                                                       ---------------      --------------
ASSETS
------

Real estate investments:
   Land.....................................................           $       380,414      $      380,414
   Buildings and improvements...............................                10,270,655          10,084,053
                                                                        --------------       -------------
                                                                            10,651,069          10,464,467
   Less:  Accumulated depreciation..........................                (5,466,111)         (5,145,775)
                                                                        --------------       -------------
                                                                             5,184,958           5,318,692

Cash and cash equivalents...................................                   920,727             602,462
Cash segregated for security deposits.......................                    67,510              66,510
Accounts receivable.........................................                     7,087               4,614
Escrow deposits.............................................                   103,921             160,642
Prepaid expenses and other assets...........................                     9,953              11,445
                                                                        --------------       -------------
                                                                       $     6,294,156      $    6,164,365
                                                                        ==============       =============

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage note payable, net..................................           $     5,941,486      $    5,979,501
Accounts payable and accrued expenses.......................                    86,278              90,572
Accrued property taxes .....................................                   150,750              66,427
Payable to affiliates - General Partner.....................                 1,864,398           1,756,367
Security deposits and deferred rental revenue...............                    71,564              65,571
                                                                        --------------       -------------
                                                                             8,114,476           7,958,438
                                                                        --------------       -------------

Partners' deficit:
   Limited  partners - 55,000,000  Units  authorized;
     32,815,117 and 33,176,117 Units issued and outstanding
     at September 30, 1997 and December 31, 1996,
     respectively (19,567,088 and 19,688,088 Current
     Income Units outstanding at September 30, 1997 and
     December 31, 1996, respectively,  and 13,248,029 and
     13,310,029  Growth/Shelter  Units  outstanding   at
     September  30, 1997  and   December 31, 1996,
     respectively)..........................................                (1,567,141)         (1,541,156)
   General Partner..........................................                  (253,179)           (252,917)
                                                                        --------------       -------------
                                                                            (1,820,320)         (1,794,073)
                                                                        --------------       -------------
                                                                       $     6,294,156      $    6,164,365
                                                                        ==============       =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXII, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended                      Nine Months Ended
                                               September 30,                          September 30,
                                      ---------------------------------    ---------------------------------
                                          1997               1996               1997                1996
                                      --------------    ---------------    --------------     --------------
Revenue:
   Rental revenue................     $      606,423     $      570,705    $    1,751,122     $    1,687,006
   Interest......................             10,666              7,889            28,326             23,714
                                       -------------      -------------     -------------      -------------
     Total revenue...............            617,089            578,594         1,779,448          1,710,720
                                       -------------      -------------     -------------      -------------

Expenses:
   Interest......................            134,992            145,202           409,143            436,708
   Depreciation and
     amortization................            103,288            106,128           320,336            315,092
   Property taxes................             50,250             54,813           150,750            148,661
   Personnel costs...............             78,763             74,615           221,290            226,969
   Utilities.....................             14,427             20,728            94,247             89,876
   Repair and maintenance........             94,982             65,374           233,910            184,246
   Property management
     fees - affiliates...........             29,932             28,247            86,910             83,848
   Other property operating
     expenses....................             26,592             27,661            79,323             79,526
   General and administrative....             14,675             18,229            53,827             60,017
   General and administrative -
     affiliates..................             53,899             52,518           155,959            167,775
                                       -------------      -------------     -------------      -------------
     Total expenses..............            601,800            593,515         1,805,695          1,792,718
                                       -------------      -------------     -------------      -------------

Net income (loss)................     $      15,289      $      (14,921)   $      (26,247)    $      (81,998)
                                       ============       =============     =============      =============

Net income (loss) allocable
   to limited partners - Current
   Income Unit...................     $       1,376      $       (1,343)   $       (2,362)    $       (7,380)
Net income (loss) allocable
   to limited partners - Growth
   Shelter Unit..................            13,760             (13,429)          (23,623)           (73,798)
Net income (loss) allocable
   to General Partner............               153                (149)             (262)              (820)
                                       -------------      -------------     -------------      -------------
Net income (loss)................     $      15,289      $      (14,921)   $      (26,247)    $      (81,998)
                                       ============       =============     =============      =============

Net income (loss) per thousand
limited partnership units:
Current Income Units.............     $         .07      $         (.07)   $         (.12)    $         (.37)
                                       ============       =============     =============      =============

Growth/Shelter Units.............     $        1.04      $        (1.00)   $        (1.78)    $        (5.52)
                                       ============       =============     =============      =============


The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXII, L.P.

                         STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)

              For the Nine Months Ended September 30, 1997 and 1996


                                                                                                  Total
                                                    General                 Limited               Partners'
                                                    Partner                 Partners              Deficit
                                                 ---------------         ---------------       ---------------
Balance at December 31, 1995..............       $     (250,709)         $   (1,168,315)       $   (1,419,024)

Net loss
   General Partner........................                 (820)                      -                  (820)
   Current Income Units...................                    -                  (7,380)               (7,380)
   Growth/Shelter Units...................                    -                 (73,798)              (73,798)
                                                  -------------           -------------         -------------
Total net loss............................                 (820)                (81,178)              (81,998)
                                                  -------------           -------------         -------------

Balance at September 30, 1996.............       $     (251,529)         $   (1,249,493)       $   (1,501,022)
                                                  =============           =============         =============


Balance at December 31, 1996..............       $     (252,917)         $   (1,541,156)       $   (1,794,073)

Net loss
   General Partner........................                 (262)                      -                  (262)
   Current Income Units...................                    -                  (2,362)               (2,362)
   Growth/Shelter Units...................                    -                 (23,623)              (23,623)
                                                  -------------           -------------         -------------
Total net loss............................                 (262)                (25,985)              (26,247)
                                                  -------------           -------------         -------------

Balance at September 30, 1997.............       $     (253,179)         $   (1,567,141)       $   (1,820,320)
                                                  =============           =============         =============






The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                      Increase in Cash and Cash Equivalents

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                  ------------------------------------------
                                                                        1997                     1996
                                                                 ------------------        ----------------
Cash flows from operating activities:
   Cash received from tenants........................            $       1,750,749         $     1,695,554
   Cash paid to suppliers............................                     (602,851)               (701,953)
   Cash paid to affiliates...........................                     (134,838)                (83,794)
   Interest received.................................                       28,326                  23,714
   Interest paid.....................................                     (380,404)               (409,159)
   Property taxes paid and escrowed..................                      (88,969)                (92,104)
                                                                  ----------------          --------------
Net cash provided by operating activities............                      572,013                 432,258
                                                                  ----------------          --------------

Net cash used in investing activities:
   Additions to real estate investments..............                     (186,602)               (215,831)
                                                                 -----------------          --------------

Net cash used in financing activities:
   Principal payments on mortgage note
     payable.........................................                      (67,146)                (62,620)
                                                                 -----------------          --------------

Net increase in cash and cash equivalents............                      318,265                 153,807

Cash and cash equivalents at beginning of
   period............................................                      602,462                 629,747
                                                                  ----------------          --------------

Cash and cash equivalents at end of period...........            $         920,727         $       783,554
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

                       McNEIL REAL ESTATE FUND XXII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities

                                                                             Nine Months Ended
                                                                                September 30,
                                                                  -----------------------------------------
                                                                        1997                     1996
                                                                  -----------------        ----------------
Net loss.............................................             $        (26,247)        $       (81,998)
                                                                   ---------------          --------------

Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization.....................                      320,336                 315,092
   Amortization of discounts on mortgage
     note payable....................................                       29,131                  27,914
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                       (1,000)                 10,320
     Accounts receivable.............................                       (2,473)                 (2,033)
     Escrow deposits.................................                       56,721                  58,644
     Prepaid expenses and other assets...............                        1,492                      72
     Accounts payable and accrued expenses...........                       (4,294)                (52,632)
     Accrued property taxes..........................                       84,323                  (4,161)
     Payable to affiliates - General Partner.........                      108,031                 167,829
     Security deposits and deferred rental
       revenue.......................................                        5,993                  (6,789)
                                                                   ---------------          --------------
       Total adjustments.............................                      598,260                 514,256
                                                                   ---------------          --------------

Net cash provided by operating activities............             $        572,013         $       432,258
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

                               September 30, 1997

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

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

The Partnership is incurring an asset management fee which is payable to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. Total accrued but unpaid asset management fees of $1,244,788 were outstanding at September 30, 1997.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:
                                                      Nine Months Ended
                                                         September 30,
                                                  -------------------------
                                                    1997             1996
                                                  ----------      ---------

Property management fees....................      $   86,910      $  83,848
Charged to general and administrative -
   affiliates:
   Partnership administration...............          46,449         63,101
   Asset management fee.....................         109,510        104,674
                                                   ---------       --------
                                                  $  242,869      $ 251,623
                                                   =========       ========


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership was provided $572,013 of cash by operating activities during the first nine months of 1997 as compared to $432,258 for the same period in 1996. Cash paid to suppliers decreased by $99,102 mainly due to a receipt of $83,000 for property replacements from escrow previously held by HUD, the former mortgage holder of Harbour Club III Apartments. Cash paid to affiliates increased by $51,044 due to the resumption of overhead payments to an affiliate of the General Partner for administering the Partnership's affairs in 1997.

Cash used for additions to real estate was $186,602 during the first nine months of 1997 as compared to $215,831 during the same period of 1996. A greater amount was spent in 1996 at Harbour Club III for paving and hallway upgrades. In addition, the replacement of appliances, which met the Partnership's criteria for capitalization of replacements in 1996, were expensed in 1997.

Cash used for principal payments on mortgage note payable was $67,146 during the first nine months of 1997 as compared to $62,620 for the same period of 1996.

Short-term liquidity:

At September 30, 1997, the Partnership held $920,727 of cash and cash equivalents. The General Partner considers this level of cash reserves to be adequate to meet the Partnership's operating needs. The General Partner believes that anticipated operating results for 1997 will be sufficient to fund the Partnership's budgeted capital improvements for 1997 and to repay the current portion of the Partnership's mortgage note. Effective January 23, 1997, the mortgage note payable was sold by HUD to an unaffiliated buyer.

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

FINANCIAL CONDITION
-------------------

The occupancy rate at Harbour Club III Apartments was 96% at September 30, 1997. The occupancy rate at December 31, 1996, was 94%. Harbour Club III Apartments was able to provide enough cash flow from operations to meet ordinary operating expenses as well as the debt service for its related mortgage note for the first nine months of 1997. The property is in need of major capital improvements in order to compete in its local market, and the Partnership has begun a program to complete such capital improvements to be funded from existing cash reserves. However, there can be no assurances that such reserves will be sufficient to complete all needed improvements.

Harbour Club III is part of a four-phase apartment complex located in Belleville, Michigan. Phases I and II of the complex are owned by partnerships in which McNeil Partners, L.P. is the general partner; while Phase IV is owned by an unaffiliated Partnership. McREMI had been managing all four phases of the complex until December 1992, when the property management agreement between McREMI and the unaffiliated Partnership was canceled. Additionally, in January 1993, Phase I defaulted on the mortgage loan to HUD, the former mortgage holder. In the beginning of July 1997, the mortgage note was reinstated after Phase I has made all the delinquent payments and late charges. Regular monthly mortgage payments were resumed in July 1997.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total Partnership revenues increased by $38,495 and $68,728 for the three and nine months ended September 30, 1997, respectively, as compared to the same periods of 1996. Rental revenue was $606,423 and $1,751,122 for the three and nine months ended September 30, 1997, respectively, and remained comparable to $570,705 and $1,687,006 for the same periods in 1996. Interest income for the first nine months of 1997 increased by $4,612 as compared to prior period.

Expenses:

Total expenses increased by $8,285 for the three months ended September 30, 1997 and increased by $12,977 for the nine months ended September 30, 1997, as compared to the same periods in 1996.

Repairs and maintenance expense increased by $29,608 and $49,664 for the three and nine months ended September 30, 1997, respectively, as compared to the same periods of last year. The increase can be attributed to an increase in the replacement of appliances, which met the Partnership's criteria for capitalization of replacements in 1996, but were expensed in 1997.

General and administrative expenses decreased by $3,554 and $6,190 for the three and nine months ended September 30, 1997, respectively, as compared to the same periods of 1996. The decrease was primarily due to decreased legal fees relating to the rescission of Partnership Units in 1996. The decrease was partially offset by the costs incurred for investor services which were paid to an unrelated third party in 1997. During the first nine months of 1996, such costs were paid to an affiliate of the General Partner and were included in general and administrative - affiliates on the Statement of Operations.

General and administrative - affiliates decreased $11,816 for the nine months ended September 30, 1997 as compared to the same period of 1996. This was attributable to costs of investor services discussed above.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. Defendants intend to file a demurrer to the second consolidated and amended complaint on or before December 1, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
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

         27.                        Financial  Data   Schedule  for  the quarter
                                    ended September 30, 1997.


(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 1997.

                       MCNEIL REAL ESTATE FUND XXII, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                             McNEIL REAL ESTATE FUND XXII, L.P.

                             By:  McNeil Partners, L.P., General Partner

                                  By: McNeil Investors, Inc., General Partner





November 13, 1997                 By:  /s/  Ron K. Taylor
------------------                   -------------------------------------------
Date                                   Ron K. Taylor
                                       President and Director of McNeil
                                        Investors, Inc.
                                       (Principal Financial Officer)




November 13, 1997                 By:  /s/  Carol A. Fahs
------------------                   -------------------------------------------
Date                                   Carol A. Fahs
                                       Vice President of McNeil Investors, Inc.
                                       (Principal Accounting Officer)