Form 10-K405
period 1997-12-31
MCNEIL REAL ESTATE FUND XXII L P
filed 1998-03-30
CIK 758745

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K405

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended         December 31, 1997
                                ------------------------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

All of the Registrant's 32,815,117 limited partnership units are held by non-affiliates. The aggregate market value of units held by non-affiliates is not determinable since there is no public trading market for limited partnership units and transfers of units are subject to certain restrictions.

Documents Incorporated by Reference:        See Item 14, Page 32

                                TOTAL OF 34 PAGES

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

On February 26, 1985, the Partnership registered with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933 (File No. 2-94740) and commenced a public offering for sale of $55,000,000 of limited partnership units. There were two classes of limited partnership units, designated as Current Income Units and Growth/Shelter Units offered (referred to collectively as "Units"). The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units closed on December 31, 1985, with 33,333,867 Units (19,922,588 Current Income Units and 13,411,279 Growth/Shelter Units) sold at one dollar each, or gross proceeds of $33,333,867. The Partnership subsequently filed a Form 8-A Registration Statement with the SEC and registered its Units under the Securities Exchange Act of 1934 (File No. 0-14268). During the years 1991 through 1996, 345,750 Units were rescinded. In 1997, 173,000 Units were relinquished leaving 32,815,117 Units (19,567,088 Current Income Units and 13,248,029 Growth/Shelter Units) outstanding at December 31, 1997.

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

CURRENT OPERATIONS
------------------

General:

The Partnership is engaged in real estate activities, including the ownership, operation and management of residential real estate. At December 31, 1997, the Partnership owned one income-producing property as described in Item 2 - Properties.

The Partnership does not directly employ any personnel. The General Partner conducts the business of the Partnership directly and through its affiliates. The Partnership reimburses affiliates of the General Partner for such services rendered in accordance with the Amended Partnership Agreement. See Item 8 - Note 2 "Transactions With Affiliates".

The business of the Partnership to date has involved only one industry segment. See Item 8 - Financial Statements and Supplementary Data. The Partnership has no foreign operations. The business of the Partnership is not seasonal.

Business Plan:

Pursuant to the Partnership's previously announced liquidation plans, the Partnership has recently retained PaineWebber, Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership. The alternatives being considered by the Partnership include, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The General Partner of the Partnership or entities or persons affiliated with the General Partner will not be involved as a purchaser in any of the transactions contemplated above. Any transaction will be subject to certain conditions including (i) approval by the limited partners of the Partnership, and (ii) receipt of an opinion from an independent financial advisory firm as to the fairness of the consideration received by the Partnership pursuant to such transaction. Finally, there can be no assurance that any transaction will be consummated, or as to the terms thereof.

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

Forward Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after December 31, 1997. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate the sale or refinancing of its property and respond to changing economic and competitive factors

Environmental Matters:

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

Other information:

Management has begun to review its information technology infrastructure to identify any systems that could be affected by the year 2000 problem. The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major systems failure or miscalculations. The information systems used by the Partnership for financial reporting and significant accounting functions were made year 2000 compliant during recent systems conversions. The Partnership is in the process of evaluating the computer systems at the various properties. The Partnership also intends to communicate with suppliers, financial institutions and others to coordinate year 2000 issues. Management believes that the remediation of any outstanding year 2000 conversion issues will not have a material or adverse effect on the Partnership's operations.

ITEM 2.  PROPERTIES
-------  ----------

The following table sets forth the investment portfolio of the Partnership at December 31, 1997. The buildings and the land on which they are located are owned in fee, subject to a first lien deed of trust as set forth more fully in
Item 8 - Note 5 - "Mortgage Note Payable". See also Item 8 - Note 4 - "Real Estate Investment" and Schedule III - "Real Estate Investment and Accumulated Depreciation". In the opinion of management, the property is adequately covered by insurance.

                                            Net Basis of                          1997         Date
Property              Description            Property            Debt         Property Tax   Acquired
--------              -----------          -------------     ----------       ------------   ---------
Harbour Club III (1)  Apartments
   Belleville, MI     331 units            $   5,389,429     $ 5,928,021        $158,102       5/86

(1)    Harbour Club III Apartments is owned by Harbour Club  Associates  Limited
       Partnership,  which is  wholly-owned  by the  Partnership and its General
       Partner.

The following table sets forth the property's occupancy rate and rent per square foot for the last five years:

                                        1997           1996            1995           1994          1993
                                    -------------  -------------  --------------  -------------  ----------
Harbour Club III
   Occupancy Rate............             92%             94%            96%            91%             90%
   Rent Per Square Foot......           $7.69           $7.38          $7.21          $6.75           $6.74

Occupancy rate represents all units leased divided by the total number of units of the property as of December 31 of the given year. Rent per square foot represents all revenue, except interest, derived from the property's operations divided by the leasable square footage of the property.

Competitive conditions
----------------------

Harbour Club III
----------------

Harbour Club III, located in Belleville, Michigan, was built in 1972 as a part of a four-phase apartment complex. The property offers a complete package of amenities including a golf course, clubhouse, exercise room, tanning beds, tennis courts, saunas, boat docks and launch, and playgrounds. The apartments located in this phase of the complex offer lake and golf course views. The Belleville market is currently supporting an occupancy rate of 92% which is the current rate at Harbour Club III. Prior to 1997, the property had not increased rents for six years due to restrictions imposed by the property's former mortgage holder. In 1997, a 12% rent increase was implemented. Over the past three years, approximately $1,024,000 has been invested in the property and $334,000 has been budgeted for 1998. These capital improvements include paving the parking lot, exercise equipment, hall renovations and interior upgrades. The 1998 capital expenditures will enhance the curb appeal and allow the property to compete more aggressively and increase occupancy.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

The Partnership is not party to, nor is the Partnership's property the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to the Partnership's business, except for the following:

1) James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., et al. - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

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

     Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. Defendants must move, answer or otherwise respond to the second consolidated and amended complaint by June 30, 1998.

2) HCW Pension Real Estate Fund, Ltd. et al. v. Ernst & Young, BDO Seidman et al. (Case #92-06560-A). This suit was filed on behalf of the Partnership and other affiliated partnerships (as defined in this Section 1, the "Affiliated Partnerships") on May 26, 1992, in the 14th Judicial District Court of Dallas County. The petition sought recovery against the Partnership's former auditors, Ernst & Young, for negligence and fraud in failing to detect and/or report overcharges of fees/expenses by Southmark, the former general partner. The former auditors initially asserted counterclaims against the Affiliated Partnerships based on alleged fraudulent misrepresentations made to the auditors by the former management of the Affiliated Partnerships (Southmark) in the form of client representation letters executed and delivered to the auditors by Southmark management. The counterclaims sought recovery of attorneys' fees and costs incurred in defending this action. The counterclaims were later dismissed on appeal, as discussed below.

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

3) Dick and Aloma Anderson v. McNeil Real Estate Fund XXII, L.P. , McNeil Partners, L.P., Wayne T. Shipp, the Wayne Shipp Agency, Inc., Southmark Investment Group, Inc. and Southmark Realty Partners, Ltd. This lawsuit was filed in November 1993, in Washington State in the Clark County Superior Court. In 1985, the plaintiffs apparently spent $22,000 to purchase limited partnership interests in Southmark Realty Partners Ltd. II , (not named by them as a defendant ) whose name is now McNeil Real Estate Fund XXII, L.P. (the "Partnership"). Plaintiffs allege that in connection with the transactions by which McNeil Partners, L.P. became general partner of the Partnership, and by which certain changes were made in the Partnership, the McNeil entities engaged in the offer and/or sale of unregistered securities in violation of Washington law. The plaintiffs have alleged that certain of the other defendants -- specifically Mr. Shipp and the Shipp Insurance Agency -- engaged in fraud in connection with the sale of limited partnership interests in the Partnership to plaintiffs. The plaintiffs have not made fraud allegations against any of the McNeil or Southmark entities. The majority of plaintiffs' claims against the Partnership are based on allegations that the securities are not registered in the State of Washington. Counsel's research indicates that there are two possible exemptions to the registration of securities which apply to this matter. These statutory exceptions are under review by the plaintiffs' attorney. Counsel for the Partnership was contacted recently and asked whether the Partnership would be interested in repurchasing Plaintiffs' units at a discount. Plaintiffs will be advised of their option to abandon their units back to the Partnership for no consideration. The ultimate outcome of this proceeding cannot be determined at this time.

For a discussion of the Southmark bankruptcy, see Item 1 - Business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP AND
-------  -------------------------------------------------------------
         RELATED SECURITY HOLDER MATTERS
         -------------------------------

(A) There is no established public trading market for limited partnership units, nor is one expected to develop.

(B)      Title of Class                       Number of Record Unit Holders

         Limited partnership units            2,284 as of January 31, 1998

(C) No distributions were made to the partners in 1997 or 1996 and none are anticipated in 1998. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support distributions to the partners. See Item 7
         - Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8 - Note 1 "Organization and Summary of Significant Accounting Policies - Distributions."

ITEM 6. SELECTED FINANCIAL DATA
------- -----------------------

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in Item 8 - Financial Statements and Supplementary Data.

Statements of                                             Years Ended December 31,
Operations                              1997           1996            1995           1994           1993
------------------                  -------------  -------------  --------------  -------------  -------------
Rental revenue...............       $   2,340,806   $  2,251,970  $    2,456,308   $  2,950,795   $  5,655,988
Write-down for permanent
  impairment of  real estate.                   -              -               -              -        735,288
Loss on disposition of real
  estate.....................                   -              -         245,637              -      1,443,330
Income(loss) before
  extraordinary items........              21,172       (220,762)       (308,378)      (565,993)    (3,829,270)
Extraordinary items..........                   -              -               -              -      3,583,014
Net income(loss).............              21,172       (220,762)       (308,378)      (565,993)      (246,256)

Net income(loss) per
  thousand limited
  partnership units:
Income(loss) before
  extraordinary items:
Current Income Units.........       $         .53  $       (1.01)  $       (1.40)  $      (2.56)  $     (17.32)
Growth/Shelter Units.........                 .78         (14.97)         (20.74)        (38.04)       (257.23)

Extraordinary items:
  Current Income Units.......                   -              -               -              -          16.20
  Growth/Shelter Units.......                   -              -               -              -         240.69

Net income(loss):
  Current Income Units.......                 .53          (1.01)          (1.40)         (2.56)         (1.12)
  Growth/Shelter Units.......                 .78         (14.97)         (20.74)        (38.04)        (16.54)

                                                              As of December 31,
Balance Sheets                          1997           1996            1995           1994           1993
--------------                      -------------  -------------  --------------  -------------   ------------

Real estate, net...............     $   5,389,429   $  5,318,692  $    5,504,538   $  5,632,109   $ 10,543,632
Asset held for sale............                 -              -               -      4,393,157              -
Total assets...................         6,341,340      6,164,365       6,407,931     11,314,161     11,558,910
Mortgage notes payable, net....         5,928,021      5,979,501       6,026,515      9,534,751      9,622,454
Partners' deficit..............        (1,772,901)    (1,794,073)     (1,419,024)    (1,110,646)      (544,653)

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

FINANCIAL CONDITION
-------------------

The Partnership was formed to engage in the business of acquiring and operating income-producing real properties and holding the properties for investment. Since completion of its capital formation and property acquisition phases in 1986, when it completed the purchase of five properties, the Partnership has operated its properties for production of income. Competitive and overbuilt markets, resulting in continuing cash flow problems, adversely affected the Partnership's properties. In 1988, the lender foreclosed on Southmark Tower in Houston, Texas in full settlement of the mortgage indebtedness on the property. In 1993, two of the Partnership's properties, Abbey Lane and Lexington Green, were conveyed via a deed in lieu of foreclosure in full settlement of the mortgage indebtedness on the properties. After the sale of Wyoming Mall in March 1995, the Partnership continues to operate its remaining property, Harbour Club III.

The Partnership has had little ready cash reserves since its inception, and has been largely dependent on affiliates to support its operations. Payable to affiliates for property management fees, Partnership general and administrative expenses and asset management fees totaled $1,933,837 at December 31, 1997.

Until the Partnership is able to generate cash from operations or sales, the Partnership will be dependent on its present cash reserves, operation of the property, or financial support from affiliates. Distributions will remain suspended until cash reserves are judged adequate.

RESULTS OF OPERATIONS
---------------------

1997 compared to 1996

Revenue:

Total Partnership revenues in 1997 increased $92,592 or 4% for 1997 as compared to 1996. Rental revenue was $2,340,806 for 1997, a 4% increase from $2,251,970 for 1996. Interest income increased $3,756 or 11% for 1997 as compared to the prior year.

Expenses:

Total expenses decreased by $149,342 or 6% for the year ended December 31, 1997, as compared to 1996. This decrease is primarily due to the interest incurred as a result of the recession of limited partnership units in 1996. No such expense occurred in 1997.

General and administrative expenses increased by $18,593 or 25% for 1997 as compared to 1996. The increase is primarily due to costs incurred for investor services that were paid to an unrelated third party in 1997. During 1996, such costs were paid to an affiliate of the General Partner and were included in general and administrative - affiliates on the Statement of Operations.

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

Interest - affiliates decreased $18,568 for 1996 as compared to 1995. This decrease is due to the sale of Wyoming Mall, which enabled the Partnership to repay all outstanding affiliate advances, thereby eliminating affiliate interest expense.

The Partnership recorded $145,713 of interest relating to the rescission of Units in 1996. The Court entered judgment against the Partnership in October 1996 to rescind 188,000 Units with total claims of $347,809. The Plaintiffs agreed to accept $300,000 in satisfaction of the judgment and the claims for attorneys' fees pending the approval of the Court.

Depreciation expense increased by $36,042 in 1996 due to the capital improve-ments made at Harbour Club III Apartments.

Repairs and maintenance decreased by $35,528 in 1996 as compared to 1995 after the effect of the sale of Wyoming Mall, noted above. The decrease is due to reductions in grounds maintenance, courtesy patrol, and other repairs.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership had $794,323 of cash provided by operations in 1997 as compared to $452,443 in 1996. Cash paid to suppliers decreased by $149,047 mainly due to a receipt of $83,000 for property replacements from escrow previously held by HUD, the former mortgage holder of Harbour Club III Apartments. Cash paid to affiliates increased by $52,662 due to the resumption of overhead payments to an affiliate of the General Partner for administering the Partnership's affairs in 1997. The Partnership paid $145,713 of interest relating to the rescission of limited partnership units in 1996.

The Partnership provided $452,443 of cash from operations during 1996 as compared to $448,347 in 1995. Cash received from tenants, cash paid to suppliers, cash paid to affiliates, interest paid, and property taxes paid decreased due to the sale of Wyoming Mall in March 1995. The Partnership paid $145,713 of interest relating to the rescission of limited partnership units in 1996. With the proceeds from the sale of Wyoming Mall, the Partnership was able to repay all the affiliate advances and accrued interest in 1995. Therefore, no interest was paid to affiliates in 1996. During 1995, the Partnership also received $38,749 for a legal settlement with Southmark and $134,434 as a property tax refund as a result of a successful tax appeal.

The Partnership expended $511,834, $241,207 and $270,552 for capital improvements to its properties in 1997, 1996 and 1995, respectively. The Partnership also received proceeds of $738,914 for the sale of Wyoming Mall on March 31, 1995.

Net cash used in financing activities was $90,321 for 1997 as compared to $238,521 and $876,173 in 1996 and 1995, respectively. The Partnership paid $154,287 to the Limited Partners to rescind 188,000 units in 1996. Principal payments on mortgage notes payable were $90,321, $84,234 and $91,519 in 1997, 1996 and 1995, respectively. In 1995, the Partnership repaid all outstanding advances from affiliates of the General Partner in the amount of $784,654.

The Partnership's remaining property, through improved operations as well as curtailment of expenses, has been able to provide sufficient cash flow to meet its own working capital requirements. In addition, the sale of Wyoming Mall enabled the Partnership to meet its general and administrative expenses.

Short-term liquidity

At December 31, 1997, the Partnership held cash and cash equivalents of $794,630. The General Partner considers this level of cash reserves to be adequate to meet the Partnership's operating needs. The General Partner believes that anticipated operating results for 1998 will be sufficient to fund the Partnership's budgeted capital improvements for 1998 and to repay the current portion of the Partnership's mortgage note.

Long-term liquidity

Pursuant to the Partnership's previously announced liquidation plans, the Partnership has recently retained PaineWebber, Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership. The alternatives being considered by the Partnership include, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The General Partner of the Partnership or entities or persons affiliated with the General Partner will not be involved as a purchaser in any of the transactions contemplated above. Any transaction will be subject to certain conditions including (i) approval by the limited partners of the Partnership, and (ii) receipt of an opinion from an independent financial advisory firm as to the fairness of the consideration received by the Partnership pursuant to such transaction. Finally, there can be no assurance that any transaction will be consummated, or as to the terms thereof.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

                                                                                                      Page
                                                                                                     Number
                                                                                                     ------
INDEX TO FINANCIAL STATEMENTS

Financial Statements:

   Report of Independent Public Accountants.......................................                       13

   Balance Sheets at December 31, 1997 and 1996...................................                       14

   Statements of Operations for each of the three years in the period
   ended December 31, 1997........................................................                       15

   Statements of Partners' Deficit for each of the three years in
   the period ended December 31, 1997.............................................                       16

   Statements of Cash Flows for each of the three years in the period
   ended December 31, 1997........................................................                       17

   Notes to Financial Statements..................................................                       19

   Financial Statement Schedules -

      Schedule III - Real Estate Investment and Accumulated
         Depreciation.............................................................                       27















All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of McNeil Real Estate Fund XXII, L.P.:

We have audited the accompanying balance sheets of McNeil Real Estate Fund XXII, L.P. (a California limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McNeil Real Estate Fund XXII, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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



/s/  Arthur Andersen LLP


Dallas, Texas
   March 20, 1998

                       McNEIL REAL ESTATE FUND XXII, L.P.

                                 BALANCE SHEETS



                                                                                   December 31,
                                                                       -----------------------------------
                                                                            1997                 1996
                                                                       ---------------      --------------
ASSETS
------
Real estate investment:
   Land.....................................................           $       380,414      $      380,414
   Buildings and improvements...............................                10,595,887          10,084,053
                                                                        --------------       -------------
                                                                            10,976,301          10,464,467
   Less:  Accumulated depreciation..........................                (5,586,872)         (5,145,775)
                                                                        --------------       -------------
                                                                             5,389,429           5,318,692

Cash and cash equivalents...................................                   794,630             602,462
Cash segregated for security deposits.......................                    67,510              66,510
Accounts receivable.........................................                    11,508               4,614
Escrow deposits.............................................                    68,310             160,642
Prepaid expenses and other assets...........................                     9,953              11,445
                                                                        --------------       -------------
                                                                       $     6,341,340      $    6,164,365
                                                                        ==============       =============
LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage note payable, net..................................           $     5,928,021      $    5,979,501
Accounts payable and accrued expenses.......................                   114,584              90,572
Accrued property taxes......................................                    68,129              66,427
Payable to affiliates - General Partner.....................                 1,933,837           1,756,367
Security deposits and deferred rental income................                    69,670              65,571
                                                                        --------------       -------------
                                                                             8,114,241           7,958,438
                                                                        --------------       -------------

Partners' deficit:
   Limited  partners - 55,000,000  Units  authorized;
     32,815,117 and 32,988,117 Units issued and out-
     standing at December 31, 1997 and 1996, respectively,
     (19,567,088 and 19,713,088 Current Income Units
     outstanding at December 31, 1997 and 1996,
     respectively,  and 13,248,029 and 13,275,029
     Growth/Shelter Units at December 31, 1997
     and 1996, respectively)................................                (1,520,196)         (1,541,156)
   General Partner..........................................                  (252,705)           (252,917)
                                                                        --------------       -------------
                                                                            (1,772,901)         (1,794,073)
                                                                        --------------       -------------
                                                                       $     6,341,340      $    6,164,365
                                                                        ==============       =============




                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXII, L.P.
                            STATEMENTS OF OPERATIONS

                                                             For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                        1997               1996               1995
                                                   --------------    ---------------    ---------------
Revenue:
   Rental revenue..........................        $    2,340,806    $     2,251,970    $     2,456,308
   Interest................................                38,217             34,461             25,649
   Gain on settlement of legal
     expenses..............................                     -                  -             38,749
   Other income............................                     -                  -            134,434
                                                    -------------      -------------     --------------
     Total revenue.........................             2,379,023          2,286,431          2,655,140
                                                    -------------      -------------     --------------

Expenses:
   Interest................................               543,730            581,533            683,664
   Interest - affiliates...................                     -                  -             18,568
   Interest - rescission of limited
     partnership units.....................                     -            145,713                  -
   Depreciation............................               441,097            427,053            465,617
   Property taxes..........................               158,102            153,318            169,039
   Personnel expenses......................               284,143            291,417            317,753
   Repairs and maintenance.................               269,458            266,224            313,668
   Property management fees -
     affiliates............................               116,572            112,374            126,807
   Other property operating expenses.......               226,895            227,802            279,043
   General and administrative..............                92,161             73,568             64,085
   General and administrative -
     affiliates............................               225,693            228,191            279,637
   Loss on disposition of real estate......                     -                  -            245,637
                                                    -------------      -------------     --------------
     Total expenses........................             2,357,851          2,507,193          2,963,518
                                                    -------------      -------------     --------------

Net income (loss)..........................        $       21,172     $     (220,762)   $      (308,378)
                                                    =============      =============     ==============

Net income (loss) allocable to limited
   partners - Current Income Unit..........        $       10,480     $      (19,868)   $       (27,754)
Net income (loss) allocable to limited
   partners - Growth/Shelter Unit..........                10,480           (198,686)          (277,540)
Net income (loss) allocable to General
   Partner.................................                   212             (2,208)            (3,084)
                                                    -------------      -------------     --------------
Net income (loss)..........................        $       21,172     $     (220,762)   $      (308,378)
                                                    =============      =============     ==============

Net income (loss) per thousand
   limited partnership units:
Current Income Units.......................        $          .53     $        (1.01)   $         (1.40)
                                                    =============      =============     ==============

Growth/Shelter Units.......................        $          .78     $       (14.97)   $        (20.74)
                                                    =============      =============     ==============


                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXII, L.P.

                         STATEMENTS OF PARTNERS' DEFICIT

              For the Years Ended December 31, 1997, 1996 and 1995


                                                                                                    Total
                                                    General                 Limited                Partners'
                                                    Partner                 Partners               Deficit
                                                 ---------------        ----------------      ----------------
Balance at December 31, 1994..............       $     (247,625)        $      (863,021)      $    (1,110,646)

Net loss
   General Partner........................               (3,084)                      -                (3,084)
   Current Income Units...................                    -                 (27,754)              (27,754)
   Growth/Shelter Units...................                    -                (277,540)             (277,540)
                                                  -------------           -------------         -------------
Total net loss............................               (3,084)               (305,294)             (308,378)
                                                  -------------           -------------         -------------

Balance at December 31, 1995..............             (250,709)             (1,168,315)           (1,419,024)

Rescission of 178,000 limited
   partnership units (net of distribution
   previously paid of $23,713)............                    -                (154,287)             (154,287)

Net loss
   General Partner........................               (2,208)                      -                (2,208)
   Current Income Units...................                    -                 (19,868)              (19,868)
   Growth/Shelter Units...................                    -                (198,686)             (198,686)
                                                  -------------           -------------         --------------
Total net loss............................               (2,208)               (218,554)             (220,762)
                                                  -------------           -------------         -------------

Balance at December 31, 1996..............             (252,917)             (1,541,156)           (1,794,073)

Net income
   General Partner........................                  212                       -                   212
   Current Income Units...................                    -                  10,480                10,480
   Growth/Shelter Units...................                                       10,480                10,480
                                                  -------------           -------------         -------------
Total net income..........................                  212                  20,960                21,172
                                                  -------------           -------------         -------------

Balance at December 31, 1997..............       $     (252,705)         $   (1,520,196)       $   (1,772,901)
                                                  =============           =============         =============


                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXII, L.P.

                            STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents



                                                             For the Years Ended December 31,
                                                   -----------------------------------------------------
                                                        1997               1996               1995
                                                   ---------------   ----------------   ----------------
Cash flows from operating activities:
   Cash received from tenants..............        $    2,339,524    $     2,261,315    $     2,527,267
   Cash received from legal settlement.....                     -                  -             38,749
   Cash paid to suppliers..................              (769,875)          (918,922)          (945,403)
   Cash paid to affiliates.................              (164,795)          (112,133)          (380,456)
   Interest received.......................                38,217             34,461             25,649
   Interest paid...........................              (505,417)          (544,804)          (676,971)
   Interest paid to affiliates.............                     -                  -           (149,043)
   Interest paid to limited partners for
     rescission of units...................                     -           (145,713)                 -
   Property taxes paid.....................              (143,331)          (121,761)          (125,879)
   Property taxes refunded.................                     -                  -            134,434
                                                    -------------      -------------     --------------
Net cash provided by operating
   activities..............................               794,323            452,443            448,347
                                                    -------------      -------------     --------------

Cash flows from investing activities:
   Additions to real estate
     investments...........................              (511,834)          (241,207)          (270,552)
   Proceeds from disposition
     of real estate........................                     -                  -            738,914
                                                    -------------      -------------     --------------
Net cash provided by (used in)
   investing activities                                  (511,834)          (241,207)           468,362
                                                    -------------      -------------     --------------

Cash flows from financing activities:
   Principal payments on mortgage
     notes payable.........................               (90,321)           (84,234)           (91,519)
   Repayment of advances from
     affiliates - General Partner..........                     -                  -           (784,654)
   Rescission of limited partnership
     units.................................                     -           (154,287)                 -
                                                    -------------      -------------     --------------
Net cash used in financing activities......               (90,321)          (238,521)          (876,173)
                                                    -------------      -------------     --------------

Net increase (decrease) in cash and
   cash equivalents........................               192,168            (27,285)            40,536

Cash and cash equivalents at
   beginning of year.......................               602,462            629,747            589,211
                                                    -------------      -------------     --------------

Cash and cash equivalents at end
   of year.................................        $      794,630     $      602,462    $       629,747
                                                    =============      =============     ==============


See discussion of noncash investing and financing activities in Note 6.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXII, L.P.

                            STATEMENTS OF CASH FLOWS


           Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities


                                                             For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                        1997               1996               1995
                                                   -------------      ---------------   ---------------
Net income (loss)..........................        $      21,172      $     (220,762)   $     (308,378)
                                                    ------------       -------------     -------------

Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation............................               441,097            427,053            465,617
   Amortization of discount on
     mortgage note payable.................                38,841             37,220             35,620
   Amortization of deferred borrowing
     costs.................................                     -                  -              2,936
   Loss on disposition of real estate......                     -                  -            245,637
   Changes in assets and liabilities:
     Cash segregated for security
       deposits............................                (1,000)             9,980             11,348
     Accounts receivable...................                (6,894)                69             54,836
     Escrow deposits.......................                92,332             19,895            177,321
     Prepaid expenses and other
       assets..............................                 1,492                491              7,902
     Accounts payable and accrued
       expenses............................                24,012            (42,578)          (145,096)
     Accrued property taxes ...............                 1,702                496           (130,323)
     Payable to affiliates - General
       Partner.............................               177,470            228,432             25,988
     Security deposits and deferred
       rental income.......................                 4,099             (7,853)             4,939
                                                    -------------      -------------     --------------

         Total adjustments.................               773,151            673,205            756,725
                                                    -------------      -------------     --------------

Net cash provided by
   operating activities....................        $      794,323     $      452,443    $       448,347
                                                    =============      =============     ==============

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1997

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

The Partnership is engaged in real estate activities, including the ownership, operation and management of residential and retail real estate and other real estate related assets. At December 31, 1997, the Partnership owned one income-producing property as described in Note 4 - Real Estate Investment.

Pursuant to the Partnership's previously announced liquidation plans, the Partnership has recently retained PaineWebber, Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership. The alternatives being considered by the Partnership include, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The General Partner of the Partnership or entities or persons affiliated with the General Partner will not be involved as a purchaser in any of the transactions contemplated above. Any transaction will be subject to certain conditions including (i) approval by the limited partners of the Partnership, and (ii) receipt of an opinion from an independent financial advisory firm as to the fairness of the consideration received by the Partnership pursuant to such transaction. Finally, there can be no assurance that any transaction will be consummated, or as to the terms thereof.

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

                                            % of Ownership Interest
Tier Partnership                           Partnership    General Partner
---------------                            -----------    ---------------

Limited Partnerships:
Harbour Club Associates                        99%              1%

Real Estate Investments
-----------------------

The real estate investment is generally stated at the lower of depreciated cost or fair value. The real estate investment is reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When the carrying value of a property exceeds the sum of all estimated future cash flows, an impairment loss is recognized. At such time, a write-down is recorded to reduce the basis of the property to its estimated fair value.

The Partnership's method of accounting for its real estate investment is in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), which the Partnership adopted effective January 1, 1996. The adoption of SFAS 121 did not have a material impact on the accompanying financial statements.

Improvements and betterments are capitalized and expensed through depreciation charges. Repairs and maintenance are charged to operations as incurred.

Depreciation
------------

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

Escrow Deposits
---------------

The Partnership is required to maintain escrow accounts in accordance with the terms of its mortgage indebtedness agreement. These escrow accounts are controlled by the mortgagee and are used for payment of property taxes. Carrying amounts for escrow deposits approximate fair value.

Deferred Borrowing Costs
------------------------

Loan fees and other related costs incurred to obtain long-term financing on real property were capitalized and are included in prepaid expenses and other assets. Amortization was recorded using a method that approximated the effective interest method over the term of the related mortgage note payable. Amortization of deferred borrowing costs is included in interest expense on the Statements of Operations.

Discount on Mortgage Note Payable
---------------------------------

Discount on mortgage note payable is being amortized over the remaining term of the related note using the effective interest method. Amortization of discount on mortgage note payable is included in interest expense on the Statements of Operations.

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

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and accompanying Treasury Regulations establish criteria for allocation of Partnership deductions attributable to debt. The Partnership's tax allocations for 1997, 1996 and 1995 have been made in accordance with these provisions.

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

Net Loss Per Thousand Limited Partnership Units
------------------------------------------------

Net loss per thousand limited partnership units ("Units") is computed by dividing net loss allocated to the limited partners by the weighted average number of limited partnership Units outstanding expressed in thousands. Per thousand unit information has been computed based on 19,567, 19,713 and 19,826 weighted average Current Income Units outstanding in 1997, 1996 and 1995, respectively, and 13,248, 13,275 and 13,383 weighted average Growth/Shelter Units outstanding in 1997, 1996, and 1995, respectively.

NOTE 2 - TRANSACTIONS WITH AFFILIATES
-------------------------------------

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

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                              For the Years Ended December 31,
                                                         1997               1996               1995
                                                   --------------     --------------     --------------
Property management fees...................        $      116,572     $      112,374     $      126,807
Charged to interest - affiliates:
   Interest on advances from
     affiliates - General Partner..........                     -                  -             18,568
Charged to general and
   administrative - affiliates:
   Partnership administration..............                63,367             81,704            114,003
   Sale disposition fee - Wyoming Mall.....                     -                  -            138,750
   Asset Management Fee....................               162,326            146,487            165,634
                                                    -------------      -------------       ------------
                                                   $      342,265     $      340,565     $      563,762
                                                    =============      =============       ============

Payable to affiliates - General Partner at December 31, 1997 and 1996 consisted primarily of unpaid property management fees, Partnership general and administrative expenses, and asset management fees and is due and payable from current operations.

Prior to the restructuring of the Partnership, affiliates of Southmark Investments Group, Inc. advanced funds to enable the Partnership to meet its working capital requirements. These advances were purchased by, and were repaid to, the General Partner.

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

The Partnership's net assets and liabilities for tax purposes exceeded the net assets and liabilities for financial reporting purposes by $6,119,845 in 1997, $6,503,402 in 1996 and $6,235,169 in 1995.

NOTE 4 - REAL ESTATE INVESTMENT
--------------------------------

The basis and accumulated depreciation of the Partnership's real estate investment at December 31, 1997 and 1996, is set forth in the following tables:

                                              Buildings and       Accumulated           Net Book
                               Land           Improvements        Depreciation            Value
                               ---------     -----------------  ------------------  ---------------
Harbour Club III
   Belleville, MI

       1997                    $380,414     $      10,595,887   $      (5,586,872)  $     5,389,429
                                =======      ================    ================    ==============


       1996                    $380,414     $      10,084,053   $      (5,145,775)  $     5,318,692
                                =======      ================    ================    ==============

NOTE 5 - MORTGAGE NOTE PAYABLE
------------------------------

The following sets forth the mortgage note payable of the Partnership at December 31, 1997 and 1996. The mortgage note is secured by the underlying real estate investment.

                         Mortgage         Annual          Monthly
                         Lien             Interest        Payments/                    December 31,
Property                 Position    (a)  Rates %         Maturity                 1997                1996
--------                 ---------------  -------      -------------------    ---------------     --------------
Harbour Club III         First                7.000    $   49,395    05/24    $     7,128,106     $    7,218,427
                         Discount (b)                                              (1,200,085)        (1,238,926)
                                                                               --------------      -------------
                                                                              $     5,928,021     $    5,979,501
                                                                               ==============      =============

(a)     The debt is non-recourse to the Partnership.

(b)     The discount is based on an effective interest rate of 9.09%.

Scheduled  principal   maturities  of  the  mortgage  note  under  the  existing
agreement, excluding the discount of $1,200,085, are as follows:

          1998....................................        $      96,851
          1999....................................              103,852
          2000....................................              111,360
          2001....................................              119,410
          2002....................................              128,042
          Thereafter..............................            6,568,591
                                                            -----------
            Total                                          $  7,128,106
                                                            ===========

Based on borrowing rates currently available to the Partnership for a mortgage loan with similar terms and average maturities, the fair value of the mortgage note payable was approximately $6,937,000 as of December 31, 1997 and $6,262,000 as of December 31, 1996.

NOTE 6 - PROPERTY DISPOSITION
-----------------------------

On March 31, 1995, Wyoming Mall was sold to an unrelated third party for a cash price of $9,250,000. The Partnership had a 50% undivided interest in the assets, liabilities and operations of Wyoming Mall, owned jointly with McNeil Real Estate Fund XXI, L.P. Cash proceeds and the loss on the disposition is detailed below:

                                                                    Loss on Sale       Cash Proceeds
                                                                  ----------------     --------------
Sales Price..........................................             $      4,625,000     $   4,625,000

Selling costs........................................                     (234,838)         (234,838)
Mortgage note prepayment penalty.....................                     (138,441)         (138,441)
Carrying value.......................................                   (4,325,663)
Accounts receivable..................................                      (81,749)
Deferred borrowing costs.............................                      (49,910)
Prepaid expenses.....................................                      (40,036)
                                                                   ---------------

Loss on disposition of real estate...................             $       (245,637)
                                                                   ===============       ------------


Retirement of mortgage note..........................                                      (3,452,337)
Payment of 1994 taxes at closing.....................                                         (23,735)
Real estate tax proration............................                                         (14,154)
Credit for security deposit liability................                                         (22,581)
                                                                                          -----------

Net cash proceeds....................................                                    $    738,914
                                                                                          ===========

The selling costs above include a disposition fee at 3% of the gross sales price paid the to General Partner in the amount of $138,750.

NOTE 7 - LEGAL PROCEEDINGS
--------------------------

The Partnership is not party to, nor are any of the Partnership's property the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to the Partnership, except for the following:

1) James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate

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

     Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. Defendants must move, answer or otherwise respond to the second consolidated and amended complaint by June 30, 1998.

2) HCW Pension Real Estate Fund, Ltd. et al. v. Ernst & Young, BDO Seidman et al. (Case #92-06560-A). This suit was filed on behalf of the Partnership and other affiliated partnerships (as defined in this Section 1, the "Affiliated Partnerships") on May 26, 1992, in the 14th Judicial District Court of Dallas County. The petition sought recovery against the Partnership's former auditors, Ernst & Young, for negligence and fraud in failing to detect and/or report overcharges of fees/expenses by Southmark, the former general partner. The former auditors initially asserted counterclaims against the Affiliated Partnerships based on alleged fraudulent misrepresentations made to the auditors by the former management of the Affiliated Partnerships (Southmark) in the form of client representation letters executed and delivered to the auditors by Southmark management. The counterclaims sought recovery of attorneys' fees and costs incurred in defending this action. The counterclaims were later dismissed on appeal, as discussed below.

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

3)   Dick  and  Aloma  Anderson v.  McNeil  Real Estate Fund XXII, L.P. , McNeil
     Partners, L.P., Wayne T. Shipp, the Wayne Shipp Agency, Inc., Southmark Investment Group, Inc. and Southmark Realty Partners, Ltd. This lawsuit was filed in November 1993, in Washington State in the Clark County Superior Court. In 1985, the plaintiffs apparently spent $22,000 to purchase limited partnership interests in Southmark Realty Partners Ltd. II , (not named by them as a defendant ) whose name is now McNeil Real Estate Fund XXII, L.P. (the "Partnership"). Plaintiffs allege that in connection with the transactions by which McNeil Partners, L.P. became general partner of the Partnership, and by which certain changes were made in the Partnership, the McNeil entities engaged in the offer and/or sale of unregistered securities in violation of Washington law. The plaintiffs have alleged that certain of the other defendants -- specifically Mr. Shipp and the Shipp Insurance Agency -- engaged in fraud in connection with the sale of limited partnership interests in the Partnership to plaintiffs. The plaintiffs have not made fraud allegations against any of the McNeil or Southmark entities. The majority of plaintiffs' claims against the Partnership are based on allegations that the securities are not registered in the State of Washington. Counsel's research indicates that there are two possible exemptions to the registration of securities which apply to this matter. These statutory exceptions are under review by the plaintiffs' attorney. Counsel for the Partnership was contacted recently and asked whether the Partnership would be interested in repurchasing Plaintiffs' units at a discount. Plaintiffs will be advised of their option to abandon their units back to the Partnership for no consideration. The ultimate outcome of this proceeding cannot be determined at this time.

NOTE 8 - PRO FORMA INFORMATION (UNAUDITED)
------------------------------------------

The following unaudited pro forma information for the year ended December 31, 1995 reflects the results of operations of the Partnership as if the sale of Wyoming Mall had occurred as of January 1, 1995. The unaudited pro forma information is not necessarily indicative of the results of operations, which actually would have occurred, or those that might be expected to occur in the future.

                                                      1995
                                                  -------------
         Total revenue                            $  2,389,866
         Net loss                                      (57,289)

         Net loss per thousand limited
           partnership units:
           Current Income Units                          (.26)
           Growth/Shelter Units                         (3.85)

NOTE 9 - RESCISSION OF LIMITED PARTNERSHIP UNITS
------------------------------------------------

As discussed in Note 7, on October 22, 1996, a judgment was entered against the Partnership, which effectively rescinded 188,000 Units of the Partnership as of October 31, 1996. The judgment was for $347,809. As part of a negotiation, however, the plaintiffs agreed to accept $300,000 as full and complete settlement of all claims, including attorney fees. Accordingly, the Partnership made settlement payments to an escrow agent on behalf of the plaintiff limited partners totaling $300,000 on December 23, 1996. The payments consisted of two components. The first component of $154,287, which is recorded as a rescission of limited partnership units on the Statements of Partners' Deficit, represents the return of the limited partners' equity investments net of all distributions previously paid to them. The second component of $145,713, which is recorded as interest rescission of limited partnership units on the Statements of Operations, represents interest paid on the rescinded Units pursuant to the court judgment.

                       McNEIL REAL ESTATE FUND XXII, L.P.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1997

                                                                                                    Costs
                                                     Initial Cost            Cumulative        Capitalized
                            Related                         Buildings and      Write-down         Subsequent
Description                Encumbrances (b)     Land        Improvements       Impairment (c)   To Acquisition
-----------                ----------------   --------      --------------    ---------------  ---------------
APARTMENTS:

Harbour Club III

   Belleville, MI (c)      $    5,928,021     $561,491      $   13,475,784    $    (4,526,936) $    1,465,962
                            =============      =======       =============     ===============  =============


(b) The   encumbrances   reflect   the   present   value of future loan payments
    discounted,   if   appropriate,  at  a rate estimated to be   the prevailing
    interest rate at the date of acquisition or refinancing.

(c) The carrying value of Harbour Club III Apartments was reduced by $4,526,936 in 1992.






                     See accompanying notes to Schedule III.

                       McNEIL REAL ESTATE FUND XXII, L.P.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1997

                                            Gross Amount at
                                     Which Carried at Close of Period
                                                  Buildings and                        Accumulated
Description                       Land            Improvements        Total (a)        Depreciation
-----------                       ----            -------------       ---------        ------------

APARTMENTS:

Harbour Club III
   Belleville, MI (c)         $      380,414     $   10,595,887   $     10,976,301    $   (5,586,872)
                               =============      =============    ===============     =============


(a) For Federal income tax purposes, the properties are depreciated over lives ranging from 5-27.5 years using ACRS or MACRS methods. The aggregate cost of real estate investments for Federal income tax purposes was $16,988,264 and accumulated depreciation was $10,665,201 December 31, 1997.

(c) The carrying value of Harbour Club III Apartments was reduced by $4,526,936 in 1992.




                     See accompanying notes to Schedule III.

                       McNEIL REAL ESTATE FUND XXII, L.P.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1997



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

                       McNEIL REAL ESTATE FUND XXII, L.P.

                              Notes to Schedule III

              Real Estate Investments and Accumulated Depreciation


A summary of activity for the Partnership's real estate investments and accumulated depreciation and amortization is as follows:


                                                            For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                        1997               1996               1995
                                                   --------------     --------------    ---------------
Real estate investment:

Balance at beginning of year...............        $   10,464,467     $   10,223,260    $     9,959,820

Improvements...............................               511,834            241,207            263,440
                                                    -------------      -------------     --------------

Balance at end of year.....................        $   10,976,301     $   10,464,467    $    10,223,260
                                                    =============      =============     ==============


Accumulated depreciation:

Balance at beginning of year...............        $    5,145,775     $    4,718,722    $     4,327,711

Depreciation...............................               441,097            427,053            391,011
                                                    -------------      -------------     --------------

Balance at end of year.....................        $    5,586,872     $    5,145,775    $     4,718,722
                                                    =============      =============     ==============


Asset held for sale:

Balance at beginning of year...............        $            -     $            -    $     4,393,157

Improvements...............................                     -                  -              7,112

Depreciation...............................                     -                  -            (74,606)

Dispositions...............................                     -                  -         (4,325,663)
                                                    -------------      -------------     --------------

Balance at end of year.....................        $            -     $            -    $             -
                                                    =============      =============     ==============

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------       ----------------------------------------------------------------
              FINANCIAL DISCLOSURES
              ---------------------
None.
                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------      --------------------------------------------------

Neither the Partnership nor the General Partner has any directors or executive officers. The names and ages of, as well as the positions held by, the officers and directors of McNeil Investors, Inc., the general partner of the General Partner, are as follows:

                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
-----------------             ---      -------------------------------------
Robert A. McNeil,              77       Mr.  McNeil  is also  Chairman  of   the
Chairman of the                         Board and Director of McNeil Real Estate
Board and Director                      Management,  Inc. ("McREMI") which is an
                                        affiliate of the General Partner. He has
                                        held the foregoing  positions  since the
                                        formation of such an entity in 1990. Mr.
                                        McNeil  received  his B.A.  degree  from
                                        Stanford  University  in  1942  and  his
                                        L.L.B.  degree from  Stanford Law School
                                        in 1948. He is a member of the State Bar
                                        of  California  and has been involved in
                                        real  estate  financing  since  the late
                                        1940's and in real estate  acquisitions,
                                        syndications  and   dispositions   since
                                        1960. From 1986 until active  operations
                                        of  McREMI  and  McNeil  Partners,  L.P.
                                        began in February 1991, Mr. McNeil was a
                                        private investor. Mr. McNeil is a member
                                        of the International  Board of Directors
                                        of the Salk  Institute,  which  promotes
                                        research in improvements in health care.

Carole J. McNeil               54       Mrs.  McNeil   is  Co-Chairman,     with
Co-Chairman of the                      husband  Robert  A.  McNeil,  of  McNeil
Board                                   Investors,  Inc. Mrs.  McNeil has twenty
                                        years of real  estate  experience,  most
                                        recently as a private investor from 1986
                                        to 1993.  In 1982,  she founded  Ivory &
                                        Associates,  a  commercial  real  estate
                                        brokerage  firm  in San  Francisco,  CA.
                                        Prior to that, she was a commercial real
                                        estate   associate   with  the   Madison
                                        Company and, earlier, a commercial sales
                                        associate  and  analyst  with Marcus and
                                        Millichap  in San  Francisco.  In  1978,
                                        Mrs. McNeil  established Escrow Training
                                        Centers,  California's  first accredited
                                        commercial  training  program  for title
                                        company escrow  officers and real estate
                                        agents   needing   college   credits  to
                                        qualify  for  brokerage  licenses.   She
                                        began  in real  estate  as  Manager  and
                                        Marketing  Director  of Title  Insurance
                                        and  Trust in  Marin  County,  CA.  Mrs.
                                        McNeil serves on the International Board
                                        of Directors of the Salk Institute.

                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
-----------------             ---      -------------------------------------
Ron K. Taylor                  40       Mr.  Taylor is the  President  and Chief
President and Chief                     Executive  Officer of McNeil Real Estate
Executive Officer                       Management  which is an affiliate of the
                                        General Partner.  Mr. Taylor has been in
                                        this capacity  since the  resignation of
                                        Donald K. Reed on March 4,  1997.  Prior
                                        to       assuming       his      current
                                        responsibilities, Mr. Taylor served as a
                                        Senior  Vice  President  of McREMI.  Mr.
                                        Taylor has been in this  capacity  since
                                        McREMI  commenced  operations  in  1991.
                                        Prior  to  joining  McREMI,  Mr.  Taylor
                                        served as an  Executive  Vice  President
                                        for  a   national   syndication/property
                                        management  firm. In this capacity,  Mr.
                                        Taylor  had the  responsibility  for the
                                        management  and leasing of a  21,000,000
                                        square  foot   portfolio  of  commercial
                                        properties. Mr. Taylor has been actively
                                        involved  in the  real  estate  industry
                                        since 1983.

Each director shall serve until his successor shall have been duly elected and qualified.

ITEM 11.     EXECUTIVE COMPENSATION
--------     ----------------------

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the year ended December 31, 1997, nor was any direct compensation paid or payable by the Partnership to directors or officers of the general partner of the General Partner for the year ended December 31, 1997. The Partnership has no plans to pay any such remuneration to any directors or officers of the General Partner in the future.

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

(C)   Change in control.

      None.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------     ----------------------------------------------

The amendments to the Partnership compensation structure included in the Amended Partnership Agreement provide for an asset management fee to replace all other forms of General Partner compensation other than property management fees and reimbursements of certain costs. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9 percent to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. For the year ended December 31, 1997, the Partnership paid or accrued $162,326 of such asset management fees. Total accrued but unpaid asset management fees of $1,297,604 were outstanding at December 31, 1997.

The Partnership pays property management fees equal to 5% of the gross receipts of the residential property and paid 6% for the commercial property to McREMI, an affiliate of the General Partner, for providing property management services. Additionally, the Partnership reimburses McREMI for its costs, including overhead of administering the Partnership's affairs. For the year ended December 31, 1997, the Partnership paid or accrued $179,939 of such property management fees and reimbursements.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
--------     -----------------------------------------------------------------

See accompanying Index to Financial Statements at Item 8 - Financial Statements and Supplementary Data.

      (A)     Exhibits

              The following exhibits are incorporated by reference and are an integral part of this Form 10-K.

              Exhibit
              Number                Description
              --------              -----------
              4.                    Amended  and  Restated  Limited  Partnership
                                    Agreement     dated    March    26,    1992.
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

              11.                   Statement  regarding computation of Net Loss
                                    per Limited  Partnership  Unit (see Item 8 -
                                    Note  1  -  "Organization   and  Summary  of
                                    Significant Accounting Policies".)

              Exhibit
              Number               Description
              -------              -----------
              22.                  Following is a list of subsidiaries of the
                                    Partnership:

                                                                                            Names Under
                                                                  Jurisdiction of           Which It Is
                                   Name of Subsidiary               Incorporation           Doing Business
                                   ------------------              ---------------         ---------------
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


      (B) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended December 31, 1997.

                       McNEIL REAL ESTATE FUND XXII, L.P.
                              A Limited Partnership

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                McNEIL REAL ESTATE FUND XXII, L.P.


                                By:  McNeil Partners, L.P., General Partner

                                     By: McNeil Investors, Inc., General Partner



March 30, 1998                       By:  /s/  Robert A. McNeil
--------------                            --------------------------------------
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




March 30, 1998                       By:  /s/  Ron K. Taylor
--------------                            --------------------------------------
Date                                      Ron K. Taylor
                                          President and Director of McNeil
                                            Investors, Inc.
                                          (Principal Financial Officer)




March 30, 1998                       By:  /s/  Carol A. Fahs
--------------                            --------------------------------------
Date                                      Carol A. Fahs
                                          Vice President of McNeil
                                            Investors, Inc.
                                          (Principal Accounting Officer)