Form 10-Q
period 1998-03-31
MCNEIL REAL ESTATE FUND XXII L P
filed 1998-05-14
CIK 758745

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the quarterly period ended          March 31, 1998
                                     -------------------------------------------


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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       MCNEIL REAL ESTATE FUND XXII, L.P.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                           March 31,         December 31,
                                                                             1998                1997
                                                                       ---------------      --------------

ASSETS
------

Real estate investments:
   Land.....................................................           $       380,414      $      380,414
   Buildings and improvements...............................                10,669,180          10,595,887
                                                                        --------------       -------------
                                                                            11,049,594          10,976,301
   Less:  Accumulated depreciation..........................                (5,724,438)         (5,586,872)
                                                                        --------------       -------------
                                                                             5,325,156           5,389,429

Cash and cash equivalents...................................                   861,920             794,630
Cash segregated for security deposits.......................                    68,087              67,510
Accounts receivable.........................................                    11,626              11,508
Escrow deposits.............................................                    54,543              68,310
Prepaid expenses and other assets...........................                     9,000               9,953
                                                                        --------------       -------------
                                                                       $     6,330,332      $    6,341,340
                                                                        ==============       =============

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage note payable, net..................................           $     5,914,149      $    5,928,021
Accounts payable and accrued expenses.......................                   118,904             114,584
Accrued property taxes .....................................                    42,501              68,129
Payable to affiliates - General Partner.....................                 1,989,552           1,933,837
Security deposits and deferred rental revenue...............                    88,808              69,670
                                                                        --------------       -------------
                                                                             8,153,914           8,114,241
                                                                        --------------       -------------

Partners' deficit:
   Limited  partners - 55,000,000  Units  authorized;
     32,736,117 and 32,815,117 Units  issued and  out-
     standing  at March 31, 1998 and  December  31,  1997,
     respectively (19,493,088 and 19,567,088 Current Income
     Units outstanding at March 31, 1998 and December 31,
     1997,  respectively, and 13,243,029  and  13,248,029
     Growth/Shelter Units outstanding at March 31, 1998
     and December 31, 1997, respectively)...................                (1,570,370)         (1,520,196)
   General Partner..........................................                  (253,212)           (252,705)
                                                                        --------------       -------------
                                                                            (1,823,582)         (1,772,901)
                                                                        --------------       -------------
                                                                       $     6,330,332      $    6,341,340
                                                                        ==============       =============


The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXII, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                           ---------------------------------
                                                                                1998                1997
                                                                            -------------    ---------------
Revenue:
   Rental revenue ............................................             $      601,864    $       558,423
   Interest...................................................                     12,061              8,704
                                                                            -------------      -------------
     Total revenue.............................................                   613,925            567,127
                                                                            -------------      -------------

Expenses:
   Interest....................................................                   134,178            138,763
   Depreciation................................................                   137,566            106,760
   Property taxes..............................................                    42,501             50,250
   Personnel expenses..........................................                    83,875             78,956
   Utilities...................................................                    41,201             48,504
   Repair and maintenance......................................                    55,591             64,828
   Property management fees -affiliates........................                    30,071             27,965
   Other property operating expenses...........................                    18,521             26,966
   General and administrative..................................                    65,657             21,513
   General and administrative - affiliates.....................                    55,445             47,904
                                                                            -------------      -------------
     Total expenses............................................                   664,606            612,409
                                                                            -------------      -------------

Net loss.......................................................            $      (50,681)   $       (45,282)
                                                                            =============     ==============

Net loss allocable to limited partners -
   Current Income Unit.........................................                    (4,561)   $        (4,075)
Net loss allocable to limited partners -
   Growth/Shelter Unit.........................................                   (45,613)           (40,754)
Net loss allocable to General Partner..........................                      (507)              (453)
                                                                            -------------      -------------
Net loss.......................................................            $      (50,681)   $       (45,282)
                                                                            =============     ==============

Net loss per thousand limited partnership units:
Current Income Units...........................................            $         (.23)   $          (.21)
                                                                            =============     ==============

Growth/Shelter Units...........................................            $        (3.44)   $         (3.08)
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

                       McNEIL REAL ESTATE FUND XXII, L.P.

                         STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)

               For the Three Months Ended March 31, 1998 and 1997


                                                                                                  Total
                                                    General                 Limited               Partners'
                                                    Partner                 Partners              Deficit
                                                 --------------          --------------        ---------------
Balance at December 31, 1996..............       $     (252,917)         $   (1,541,156)       $   (1,794,073)

Net loss
   General Partner........................                 (453)                      -                  (453)
   Current Income Units...................                    -                  (4,075)               (4,075)
   Growth/Shelter Units...................                    -                 (40,754)              (40,754)
                                                  -------------           -------------         -------------
Total net loss............................                 (453)                (44,829)              (45,282)
                                                  -------------           -------------         -------------

Balance at March 31, 1997.................       $     (253,370)         $   (1,585,985)       $   (1,839,355)
                                                  =============           =============         =============


Balance at December 31, 1997..............       $     (252,705)         $   (1,520,196)       $   (1,772,901)

Net loss
   General Partner........................                 (507)                      -                  (507)
   Current Income Units...................                    -                  (4,561)               (4,561)
   Growth/Shelter Units...................                    -                 (45,613)              (45,613)
                                                  -------------           -------------         -------------
Total net loss............................                 (507)                (50,174)              (50,681)
                                                  -------------           -------------         -------------

Balance at March 31, 1998.................       $     (253,212)         $   (1,570,370)       $   (1,823,582)
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

                       McNEIL REAL ESTATE FUND XXII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                                             Three Months Ended
                                                                                  March 31,
                                                                 ------------------------------------------
                                                                         1998                    1997
                                                                 -----------------         ----------------
Cash flows from operating activities:
   Cash received from tenants........................            $         625,993         $       557,202
   Cash paid to suppliers............................                     (265,121)               (275,692)
   Cash paid to affiliates...........................                      (29,801)                (27,364)
   Interest received.................................                       12,061                   8,704
   Interest paid.....................................                     (124,605)               (129,182)
   Property taxes paid and escrowed..................                      (54,362)                (29,656)
                                                                  ----------------          --------------
Net cash provided by operating activities............                      164,165                 104,012
                                                                  ----------------          --------------

Cash used in investing activities:
   Additions to real estate investments..............                      (73,293)                 (1,310)
                                                                 -----------------          --------------

Cash used in financing activities:
   Principal payments on mortgage note
     payable.........................................                      (23,582)                (21,993)
                                                                 -----------------          --------------

Net increase in cash and cash equivalents............                       67,290                  80,709

Cash and cash equivalents at beginning of
   period............................................                      794,630                 602,462
                                                                  ----------------          --------------

Cash and cash equivalents at end of period...........            $         861,920         $       683,171
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

                       McNEIL REAL ESTATE FUND XXII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities


                                                                            Three Months Ended
                                                                                 March 31,
                                                                  -----------------------------------------
                                                                        1998                    1997
                                                                  -----------------        ----------------
Net loss.............................................             $        (50,681)        $       (45,282)
                                                                   ---------------          --------------

Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation......................................                      137,566                 106,760
   Amortization of discounts on mortgage
     note payable....................................                        9,710                   9,710
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                         (577)                   (336)
     Accounts receivable.............................                         (118)                 (3,263)
     Escrow deposits.................................                       13,767                  34,000
     Prepaid expenses and other assets...............                          953                   1,052
     Accounts payable and accrued expenses...........                        4,320                 (33,673)
     Accrued property taxes..........................                      (25,628)                (16,177)
     Payable to affiliates - General Partner.........                       55,715                  48,505
     Security deposits and deferred rental
       revenue.......................................                       19,138                   2,716
                                                                   ---------------          --------------
       Total adjustments.............................                      214,846                 149,294
                                                                   ---------------          --------------

Net cash provided by operating activities............             $        164,165         $       104,012
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

                                 March 31, 1998

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

NOTE 2.
-------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate Fund XXII, L.P., c/o McNeil Real Estate Management, Inc., Investor Services, 13760 Noel Road, Suite 600, LB70, Dallas, Texas 75240.

NOTE 3.
-------

The Partnership pays property management fees equal to 5% of the gross rental receipts for its residential property to McNeil Real Estate Management, Inc. ("McREMI"), an affiliate of McNeil, for providing property management and leasing services.

The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs.

The Partnership is incurring an asset management fee which is payable to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. Total accrued but unpaid asset management fees of $1,337,207 were outstanding at March 31, 1998.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                                            Three Months Ended
                                                                                 March 31,
                                                                  ----------------------------------------
                                                                        1998                    1997
                                                                  ----------------         ---------------
Property management fees..................................        $         30,071         $        27,965
Charged to general and administrative -
   affiliates:
   Partnership administration.............................                  15,842                  15,667
   Asset management fee...................................                  39,603                  32,237
                                                                   ---------------          --------------
                                                                  $         85,516         $        75,869
                                                                   ===============          ==============

NOTE 4.
-------

Dick and Aloma Anderson v. McNeil Real Estate Fund XXII, L.P. , McNeil Partners, L.P., Wayne T. Shipp, the Wayne Shipp Agency, Inc., Southmark Investment Group, Inc. and Southmark Realty Partners, Ltd. This lawsuit was filed in November 1993, in Washington State in the Clark County Superior Court. In 1985, the plaintiffs apparently spent $22,000 to purchase limited partnership interests in Southmark Realty Partners Ltd. II , (not named by them as a defendant ) whose name is now McNeil Real Estate Fund XXII, L.P. (the "Partnership"). Plaintiffs allege that in connection with the transactions by which McNeil Partners, L.P. became general partner of the Partnership, and by which certain changes were made in the Partnership, the McNeil entities engaged in the offer and/or sale of unregistered securities in violation of Washington law. The plaintiffs have alleged that certain of the other defendants -- specifically Mr. Shipp and the Shipp Insurance Agency -- engaged in fraud in connection with the sale of limited partnership interests in the Partnership to plaintiffs. The plaintiffs have not made fraud allegations against any of the McNeil or Southmark entities. The majority of plaintiffs' claims against the Partnership are based on allegations that the securities are not registered in the State of Washington. Although it is the Partnership's position that it did not violate Washington law, in order to avoid any claims of successor liability and to avoid further legal costs, the Partnership and the Shipp defendants agreed to settle with the plaintiffs by each paying $15,000 to plaintiffs in exchange for a release of all claims. This amount was paid by the Partnership on April 27, 1998 and is included in general and administrative expenses on the Statement of Operations. Settlement documents have been executed. An Order of Dismissal issued by the Court is expected by May 15, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

The occupancy rate at Harbour Club III Apartments was 95% at March 31, 1998. The occupancy rate at March 31, 1997, was 94%. Harbour Club III Apartments was able to provide enough cash flow from operations to meet ordinary operating expenses as well as the debt service for its related mortgage note for the first three months of 1998. The property is in need of major capital improvements in order to compete in its local market, and the Partnership has begun a program to complete such capital improvements to be funded from existing cash reserves. However, there can be no assurances that such reserves will be sufficient to complete all needed improvements.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total Partnership revenues increased by $46,798 or 8% for the three months ended March 31, 1998 as compared to the same period of 1997. Rental revenue increased $43,441 or 8% for the three months ended March 31, 1998 compared the same period in 1997. Interest income for the first three months of 1998 increased by $3,357 as compared to prior period.

Expenses:

Total expenses increased by $52,197 or 9% for the three months ended March 31, 1998.

Depreciation expense increased $30,806 or 29% for the three months ended March 31, 1998 as compared to the same period of last year. The increase can be attributed to depreciation of the more than $511,000 of capital improvements added during 1997, being amortized over useful lives ranging from five to ten years.

Property tax expense is based on estimates during the year. When the actual tax bill is received, the expense is adjusted accordingly. During the last quarter of 1997, an approximately $42,000 adjustment to decrease the first three quarters estimate was made. After taking this adjustment into account, the expense is comparable for the first three months of 1998 and 1997.

Repair and maintenance expenses were decreased by $9,237 or 14% during the three months ended March 31, 1998 as compared to the same period for 1997. This decrease is mainly attributable to lower snow removal expenses due to milder winter conditions during the first three months of 1998 as compared to the same period for 1997. Additionally, Harbour Club III replaced less carpeting and flooring during the three months ended March 31, 1998 as compared to the same period for 1997.

Other property operating expenses decreased $8,445 or 31% for the period ended March 31, 1998 as compared to the same period for 1997. This is mainly attributable to bad debt collections of more than $8,700 during the first three months of 1998.

General and administrative expenses increased by $44,144 for the three months ended March 31, 1998 as compared to the same period of 1997. The increase was mainly due to costs incurred to explore alternatives to maximize the value of the Partnership (see Liquidity and Capital Resources).

General and administrative - affiliates increased $7,541 for the three months ended March 31, 1998 as compared to the same period of 1997 due to an increase in the asset management fee. This increase was primarily due to the increase of the net operating income on Harbour Club III on which the asset management fee is based.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership was provided $164,165 of cash by operating activities during the first three months of 1998 as compared to $104,012 for the same period in 1997. Cash received from tenants increased by $68,791 mainly due to rental income increases of more than $43,000 at Harbour Club III Apartments.

Cash used for additions to real estate was $73,293 during the first three months of 1998 as compared to $1,310 during the same period of 1997. A greater amount was spent in 1998 at Harbour Club III for landscape and signage improvements, as well as electrical upgrades. In addition, hallway renovations were capitalized during the first three months of 1998.

Cash used for principal payments on the mortgage note payable was $23,582 during the first three months of 1998 as compared to $21,993 for the same period of 1997.

Short-term liquidity:

At March 31, 1998, the Partnership held $861,920 of cash and cash equivalents. The General Partner considers this level of cash reserves to be adequate to meet the Partnership's operating needs. The General Partner believes that anticipated operating results for 1998 will be sufficient to fund the Partnership's budgeted capital improvements for 1998 and to repay the current portion of the Partnership's mortgage note. Effective January 23, 1997, the mortgage note payable was sold by HUD to an unaffiliated buyer.

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


                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Dick and Aloma Anderson v. McNeil Real Estate Fund XXII, L.P. , McNeil Partners, L.P., Wayne T. Shipp, the Wayne Shipp Agency, Inc., Southmark Investment Group, Inc. and Southmark Realty Partners, Ltd. This lawsuit was filed in November 1993, in Washington State in the Clark County Superior Court. In 1985, the plaintiffs apparently spent $22,000 to purchase limited partnership interests in Southmark Realty Partners Ltd. II , (not named by them as a defendant ) whose name is now McNeil Real Estate Fund XXII, L.P. (the "Partnership"). Plaintiffs allege that in connection with the transactions by which McNeil Partners, L.P. became general partner of the Partnership, and by which certain changes were made in the Partnership, the McNeil entities engaged in the offer and/or sale of unregistered securities in violation of Washington law. The plaintiffs have alleged that certain of the other defendants -- specifically Mr. Shipp and the Shipp Insurance Agency -- engaged in fraud in connection with the sale of limited partnership interests in the Partnership to plaintiffs. The plaintiffs have not made fraud allegations against any of the McNeil or Southmark entities. The majority of plaintiffs' claims against the Partnership are based on allegations that the securities are not registered in the State of Washington. Although it is the Partnership's position that it did not violate Washington law, in order to avoid any claims of successor liability and to avoid further legal costs, the Partnership and the Shipp defendants agreed to settle with the plaintiffs by each paying $15,000 to plaintiffs in exchange for a release of all claims. Settlement documents have been executed. An Order of Dismissal issued by the Court is expected by May 15, 1998.

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

         11. Statement regarding computation of Net Income (Loss) per Thousand Limited Partnership Units: Net income (loss) per thousand limited partnership units is computed by dividing net income (loss) allocated to the limited partners by the weighted average number of limited partnership units outstanding expressed in thousands. Per unit information has been computed based on 19,493 and 19,567 weighted average Current Income Units (in thousands) outstanding in 1998 and 1997, respectively, and 13,243 and 13,248 weighted average Growth/Shelter Units (in thousands) outstanding in 1998 and 1997, respectively.

         27. Financial Data Schedule for the quarter ended March 31, 1998.


(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1998.

                       MCNEIL REAL ESTATE FUND XXII, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                               McNEIL REAL ESTATE FUND XXII, L.P.

                               By:  McNeil Partners, L.P., General Partner

                                    By: McNeil Investors, Inc., General Partner





May 14, 1998                        By:  /s/  Ron K. Taylor
------------                            ----------------------------------------
Date                                    Ron K. Taylor
                                        President and Director of McNeil
                                         Investors, Inc.
                                        (Principal Financial Officer)




May 14, 1998                        By:  /s/  Carol A. Fahs
------------                            ----------------------------------------
Date                                    Carol A. Fahs
                                        Vice President of McNeil Investors, Inc.
                                        (Principal Accounting Officer)