Form 10-Q
period 1998-06-30
MCNEIL REAL ESTATE FUND XXII L P
filed 1998-08-14
CIK 758745

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended         June 30, 1998
                                   ---------------------------------------------


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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
------- --------------------

                       MCNEIL REAL ESTATE FUND XXII, L.P.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                     June 30,           December 31,
                                                                       1998                 1997
                                                                   ------------         ------------
ASSETS
------

Real estate investments:
   Land ...................................................        $    380,414         $    380,414
   Buildings and improvements .............................          10,770,693           10,595,887
                                                                   ------------         ------------
                                                                     11,151,107           10,976,301
   Less:  Accumulated depreciation ........................          (5,864,371)          (5,586,872)
                                                                   ------------         ------------
                                                                      5,286,736            5,389,429

Cash and cash equivalents .................................             883,904              794,630
Cash segregated for security deposits .....................              68,086               67,510
Accounts receivable .......................................              14,398               11,508
Escrow deposits ...........................................             108,905               68,310
Prepaid expenses and other assets .........................               9,000                9,953
                                                                   ------------         ------------
                                                                   $  6,371,029         $  6,341,340
                                                                   ============         ============

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage note payable, net ................................        $  5,899,861         $  5,928,021
Accounts payable and accrued expenses .....................             153,389              114,584
Accrued property taxes ....................................              85,002               68,129
Payable to affiliates - General Partner ...................           2,024,658            1,933,837
Security deposits and deferred rental revenue .............              70,640               69,670
                                                                   ------------         ------------
                                                                      8,233,550            8,114,241
                                                                   ------------         ------------

Partners' deficit:
   Limited  partners - 55,000,000  Units  authorized;
     32,736,117 and 32,815,117 Units issued and outstanding
     at June 30, 1998 and December 31, 1997, respectively
     (19,493,088 and 19,567,088 Current Income Units out-
     standing at June 30, 1998 and December 31, 1997,
     respectively,  and 13,243,029   and 13,248,029
     Growth/Shelter Units outstanding at June 30, 1998
     and December 31, 1997, respectively) .................          (1,608,920)          (1,520,196)
   General Partner ........................................            (253,601)            (252,705)
                                                                   ------------         ------------
                                                                     (1,862,521)          (1,772,901)
                                                                   ------------         ------------
                                                                   $  6,371,029         $  6,341,340
                                                                   ============         ============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXII, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              Three Months Ended                      Six Months Ended
                                                    June 30,                                June 30,
                                        -------------------------------        -------------------------------
                                            1998               1997               1998                 1997
                                        -----------         -----------        -----------         -----------
Revenue:
   Rental revenue ..............        $   617,700         $   586,276        $ 1,219,564         $ 1,144,699
   Interest ....................             10,214               8,956             22,275              17,660
                                        -----------         -----------        -----------         -----------
     Total revenue .............            627,914             595,232          1,241,839           1,162,359
                                        -----------         -----------        -----------         -----------

Expenses:
   Interest ....................            133,760             135,388            267,938             274,151
   Depreciation ................            139,933             110,288            277,499             217,048
   Property taxes ..............             42,501              50,250             85,002             100,500
   Personnel costs .............             70,245              63,571            154,120             142,527
   Utilities ...................             25,610              31,316             66,811              79,820
   Repair and maintenance ......             81,652              74,100            137,243             138,928
   Property management
     fees - affiliates .........             30,715              29,013             60,786              56,978
   Other property operating
     expenses ..................             22,684              25,765             41,205              52,731
   General and administrative ..             56,754              17,639            122,411              39,152
   General and administrative -
     affiliates ................             62,999              54,156            118,444             102,060
                                        -----------         -----------        -----------         -----------
     Total expenses ............            666,853             591,486          1,331,459           1,203,895
                                        -----------         -----------        -----------         -----------

Net income (loss) ..............        $   (38,939)        $     3,746        $   (89,620)        $   (41,536)
                                        ===========         ===========        ===========         ===========

Net income (loss) allocable
   to limited partners - Current
   Income Unit .................        $    (3,505)        $       337        $    (8,066)        $    (3,738)
Net income (loss) allocable
   to limited partners - Growth
   Shelter Unit ................            (35,045)              3,371            (80,658)            (37,383)
Net income (loss) allocable
   to General Partner ..........               (389)                 38               (896)               (415)
                                        -----------         -----------        -----------         -----------
Net income (loss) ..............        $   (38,939)        $     3,746        $   (89,620)        $   (41,536)
                                        ===========         ===========        ===========         ===========

Net income (loss) per thousand
 limited partnership units:
Current Income Units ...........        $      (.18)        $       .02        $      (.41)        $      (.19)
                                        ===========         ===========        ===========         ===========

Growth/Shelter Units ...........        $     (2.65)        $       .25        $     (6.09)        $     (2.82)
                                        ===========         ===========        ===========         ===========



The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXII, L.P.

                         STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)

                 For the Six Months Ended June 30, 1998 and 1997

                                                                                                   Total
                                                     General                 Limited               Partners'
                                                     Partner                 Partners              Deficit
                                                 ---------------         ---------------       ---------------
Balance at December 31, 1996..............       $     (252,917)         $   (1,541,156)       $   (1,794,073)

Net loss
   General Partner........................                 (415)                      -                  (415)
   Current Income Units...................                    -                  (3,738)               (3,738)
   Growth/Shelter Units...................                    -                 (37,383)              (37,383)
                                                  -------------           -------------         -------------
Total net loss............................                 (415)                (41,121)              (41,536)
                                                  -------------           -------------         -------------

Balance at June 30, 1997..................       $     (253,332)         $   (1,582,277)       $   (1,835,609)
                                                  =============           =============         =============


Balance at December 31, 1997..............       $     (252,705)         $   (1,520,196)       $   (1,772,901)

Net loss
   General Partner........................                 (896)                      -                  (896)
   Current Income Units...................                    -                  (8,066)               (8,066)
   Growth/Shelter Units...................                    -                 (80,658)              (80,658)
                                                  -------------           -------------         -------------
Total net loss............................                 (896)                (88,724)              (89,620)
                                                  -------------           -------------         -------------

Balance at June 30, 1998..................       $     (253,601)         $   (1,608,920)       $   (1,862,521)
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

                       McNEIL REAL ESTATE FUND XXII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                              Six Months Ended
                                                                                   June 30,
                                                                 ------------------------------------------
                                                                        1998                     1997
                                                                 ------------------        ----------------

Cash flows from operating activities:
   Cash received from tenants........................            $       1,224,040         $     1,145,368
   Cash paid to suppliers............................                     (488,727)               (376,140)
   Cash paid to affiliates...........................                      (88,409)                (85,957)
   Interest received.................................                       22,275                  17,660
   Interest paid.....................................                     (248,794)               (254,989)
   Property taxes paid and escrowed..................                     (108,724)                (59,312)
                                                                  ----------------          --------------
Net cash provided by operating activities............                      311,661                 386,630
                                                                  ----------------          --------------

Cash used in investing activities:
   Additions to real estate investments..............                     (174,806)                (57,420)
                                                                 -----------------          --------------

Cash used in financing activities:
   Principal payments on mortgage note
     payable.........................................                      (47,581)                (44,372)
                                                                 -----------------          --------------

Net increase in cash and cash equivalents............                       89,274                 284,838

Cash and cash equivalents at beginning of
   period............................................                      794,630                 602,462
                                                                  ----------------          --------------

Cash and cash equivalents at end of period...........            $         883,904         $       887,300
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

                       McNEIL REAL ESTATE FUND XXII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities

                                                               Six Months Ended
                                                                   June 30,
                                                        ----------------------------
                                                           1998              1997
                                                        ----------        ----------
Net loss .......................................        $ (89,620)        $ (41,536)
                                                        ---------         ---------

Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation ................................          277,499           217,048
   Amortization of discounts on mortgage
     note payable ..............................           19,421            19,421
   Changes in assets and liabilities:
     Cash segregated for security deposits .....             (576)             (665)
     Accounts receivable .......................           (2,890)           (6,552)
     Escrow deposits ...........................          (40,595)           86,378
     Prepaid expenses and other assets .........              953             1,492
     Accounts payable and accrued expenses .....           38,805            (5,053)
     Accrued property taxes ....................           16,873            34,073
     Payable to affiliates - General Partner....           90,821            73,081
     Security deposits and deferred rental
       revenue .................................              970             8,943
                                                        ---------         ---------
       Total adjustments .......................          401,281           428,166
                                                        ---------         ---------

Net cash provided by operating activities ......        $ 311,661         $ 386,630
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

                                  June 30, 1998

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

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

The Partnership is incurring an asset management fee which is payable to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. Total accrued but unpaid asset management fees of $1,382,600 were outstanding at June 30, 1998.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:
                                                             Six Months Ended
                                                                  June 30,
                                                           ---------------------
                                                               1998       1997
                                                           ----------  ---------

Property management fees...........................        $   60,786  $  56,978
Charged to general and administrative -
   affiliates:
   Partnership administration......................            33,448     31,284
   Asset management fee............................            84,996     70,776
                                                            ---------   --------
                                                           $  179,230  $ 159,038
                                                            =========   ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------- ---------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

FINANCIAL CONDITION
-------------------

The occupancy rate at Harbour Club III Apartments was 96% at both June 30, 1998 and June 30, 1997. Harbour Club III Apartments was able to provide enough cash flow from operations to meet ordinary operating expenses as well as the debt service for its related mortgage note for the first six months of 1998. The property is in need of major capital improvements in order to compete in its local market, and the Partnership has begun a program to complete such capital improvements to be funded from existing cash reserves. However, there can be no assurances that such reserves will be sufficient to complete all needed improvements.

RESULTS OF OPERATIONS

Revenue:

Total Partnership revenues increased by $32,682 and $79,480 for the three and six months ended June 30, 1998, respectively, as compared to the same periods of 1997. Rental revenue was $617,700 and $1,219,564 for the three and six months ended June 30, 1998, respectively, and remained comparable to $586,276 and $1,144,699 for the same periods in 1997. Interest income for the first six months of 1998 increased by $4,615 as compared to prior period.

Expenses:

Total expenses increased by $75,367 for the three months and $127,564 for the six months ended June 30, 1998, as compared to the same periods in 1997.

Depreciation expense increased $29,645 and $60,451 for the three and six months ended June 30, 1998, respectively, as compared to the same period for 1997. The increase can be attributed to depreciation of the more than $174,000 and $511,000 of capital improvements added during 1998 and 1997, respectively, being amortized over useful lives ranging from five to ten years.

Property tax expense is based on estimates during the year. When the actual bill is received, the expense is adjusted accordingly. During the last quarter of 1997, an approximately $42,000 adjustment to decrease the first three quarters estimate was made. After taking this adjustment into account, the expense is comparable for the periods ended June 30, 1998, and June 30, 1997.

Utilities decreased $5,706 and $13,009 for the three and six months ended June 30, 1998, respectively, as compared to the same periods of 1997 due to decreased electricity usage at Harbour Club III Apartments.

Other property operating expenses decreased by $3,081 and $11,526 for the three and six months ended June 30, 1998, respectively, as compared to the same periods of last year. The decrease is mainly attributed to bad debt collections of more than $13,000 during the first six months of 1998.

General and administrative expenses increased by $39,115 and $83,259 for the three and six months ended June 30, 1998, respectively, as compared to the same periods of 1997. The increase was primarily due to increased costs incurred to explore alternatives to maximize the value of the Partnership (see Liquidity and Capital Resources).

General and administrative - affiliates increased $8,843 and $16,384 for the three and six months ended June 30, 1998, respectively, as compared to the same periods of 1997 due to an increase in the asset management fee. This increase was primarily due to the increase of the net operating income on Harbour Club III, on which the fee is based.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership was provided $311,661 of cash by operating activities during the first six months of 1998 as compared to $386,630 for the same period in 1997. Cash paid to suppliers increased by $112,587 mainly due to payments for increased General and Administrative expenses as discussed above. The increase was partially offset by rental income increases of more than $74,000 at Harbour Club III Apartments.

Cash used for additions to real estate was $174,806 during the first six months of 1998 as compared to $57,420 during the same period of 1997. A greater amount was spent in 1998 at Harbour Club III for landscape and signage improvements, as well as electrical upgrades. In addition, hallway renovations were capitalized during the first six months of 1998.

Cash used for principal payments on mortgage note payable was $47,581 during the first six months of 1998 as compared to $44,372 for the same period of 1997.

Short-term liquidity:

At June 30, 1998, the Partnership held $883,904 of cash and cash equivalents. The General Partner considers this level of cash reserves to be adequate to meet the Partnership's operating needs. The General Partner believes that anticipated operating results for 1998 will be sufficient to fund the Partnership's budgeted capital improvements for 1998 and to repay the current portion of the Partnership's mortgage note. Effective January 23, 1997, the mortgage note payable was sold by HUD to an unaffiliated buyer.

Long-term liquidity:

As   previously   announced,    the   Partnership   has   retained   PaineWebber
("PaineWebber"), Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, has provided financial and other information to interested parties and is currently conducting discussions with one such party in an attempt to reach a definitive agreement with respect to a sale transaction. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance that any such agreement will be reached nor the terms thereof.

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

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after June 30, 1998. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate the sale or refinancing of its property, and respond to changing economic and competitive factors.

Other Information:

Management has begun to review its information technology infrastructure to identify any systems that could be affected by the year 2000 problem. The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major systems failure or miscalculations. The information systems used by the Partnership for financial reporting and significant accounting functions were made year 2000 compliant during recent systems conversions. The Partnership is in the process of evaluating the computer systems at its property. The Partnership also intends to communicate with suppliers, financial institutions and others to coordinate year 2000 issues. Management believes that the remediation of any outstanding year 2000 conversion issues will not have a material or adverse effect on the Partnership's operations.

                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
-------    -----------------

1.   Dick  and  Aloma  Anderson v.  McNeil  Real Estate Fund XXII, L.P. , McNeil
     Partners, L.P., Wayne T. Shipp, the Wayne Shipp Agency, Inc., Southmark Investment Group, Inc. and Southmark Realty Partners, Ltd. This lawsuit was filed in November 1993, in Washington State in the Clark County Superior Court. In 1985, the plaintiffs apparently spent $22,000 to purchase limited partnership interests in Southmark Realty Partners Ltd. II , (not named by them as a defendant ) whose name is now McNeil Real Estate Fund XXII, L.P. (the "Partnership"). Plaintiffs allege that in connection with the transactions by which McNeil Partners, L.P. became general partner of the Partnership, and by which certain changes were made in the Partnership, the McNeil entities engaged in the offer and/or sale of unregistered securities in violation of Washington law. The plaintiffs have alleged that certain of the other defendants -- specifically Mr. Shipp and the Shipp Insurance Agency -- engaged in fraud in connection with the sale of limited partnership interests in the Partnership to plaintiffs. The plaintiffs have not made fraud allegations against any of the McNeil or Southmark entities. The majority of plaintiffs' claims against the Partnership are based on allegations that the securities are not registered in the State of Washington. Although it is the Partnership's position that it did not violate Washington law, in order to avoid any claims of successor liability and to avoid further legal costs, the Partnership and the Shipp defendants agreed to settle with the plaintiffs by each paying $15,000 to plaintiffs in exchange for a release of all claims. Settlement documents have been executed. An Order of Dismissal was issued by the Court on August 3, 1998.

2. James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., et al. - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

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

     Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case has been stayed pending settlement discussions. While actively working toward a final resolution, there can be no assurances regarding settlement.

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

         27.                        Financial  Data  Schedule   for  the quarter
                                    ended June 30, 1998.


(b)      Reports on Form 8-K.   There  were  no reports on Form 8-K filed during
         the quarter ended June 30, 1998.

                       MCNEIL REAL ESTATE FUND XXII, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                               McNEIL REAL ESTATE FUND XXII, L.P.

                               By:  McNeil Partners, L.P., General Partner

                                    By: McNeil Investors, Inc., General Partner





August 14, 1998                     By: /s/  Ron K. Taylor
---------------                        -----------------------------------------
Date                                    Ron K. Taylor
                                        President and Director of McNeil
                                         Investors, Inc.
                                        (Principal Financial Officer)




August 14, 1998                     By: /s/  Carol A. Fahs
---------------                        -----------------------------------------
Date                                    Carol A. Fahs
                                        Vice President of McNeil Investors, Inc.
                                        (Principal Accounting Officer)