Form 10-Q
period 1998-09-30
MCNEIL REAL ESTATE FUND XXII L P
filed 1998-11-16
CIK 758745

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended               September 30, 1998
                                     -------------------------------------------


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

                       MCNEIL REAL ESTATE FUND XXII, L.P.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                           September 30,        December 31,
                                                                               1998                1997
                                                                           ------------         ------------
ASSETS
------

Real estate investments:
   Land ...........................................................        $    380,414         $    380,414
   Buildings and improvements .....................................          10,840,238           10,595,887
                                                                           ------------         ------------
                                                                             11,220,652           10,976,301
   Less:  Accumulated depreciation ................................          (6,006,872)          (5,586,872)
                                                                           ------------         ------------
                                                                              5,213,780            5,389,429

Cash and cash equivalents .........................................           1,009,747              794,630
Cash segregated for security deposits .............................              68,550               67,510
Accounts receivable ...............................................               2,774               11,508
Escrow deposits ...................................................             163,267               68,310
Prepaid expenses and other assets .................................               9,000                9,953
                                                                           ------------         ------------
                                                                           $  6,467,118         $  6,341,340
                                                                           ============         ============

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage note payable, net ........................................        $  5,885,151         $  5,928,021
Accounts payable and accrued expenses .............................             116,752              114,584
Accrued property taxes ............................................             127,503               68,129
Payable to affiliates - General Partner ...........................           2,088,802            1,933,837
Security deposits and deferred rental revenue .....................             114,409               69,670
                                                                           ------------         ------------
                                                                              8,332,617            8,114,241
                                                                           ------------         ------------

Partners' deficit:
   Limited  partners - 55,000,000  Units  authorized;
     32,736,117 and 32,815,117 Units issued and out-
     standing at September 30, 1998 and December 31, 1997,
     respectively (19,493,088 and 19,567,088 Current Income
     Units outstanding at September 30, 1998 and December
     31, 1997, respectively,  and 13,243,029 and
     13,248,029 Growth/Shelter  Units  outstanding
     at September  30, 1998 and  December 31, 1997,
     respectively) ................................................          (1,611,868)          (1,520,196)
   General Partner ................................................            (253,631)            (252,705)
                                                                           ------------         ------------
                                                                             (1,865,499)          (1,772,901)
                                                                           ------------         ------------
                                                                           $  6,467,118         $  6,341,340
                                                                           ============         ============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXII, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended                     Nine Months Ended
                                                         September 30,                         September 30,
                                               -------------------------------        -------------------------------
                                                   1998               1997               1998                1997
                                               -----------         -----------        -----------         -----------
Revenue:
   Rental revenue .....................        $   652,397         $   606,423        $ 1,871,961         $ 1,751,122
   Interest ...........................             11,070              10,666             33,345              28,326
                                               -----------         -----------        -----------         -----------
     Total revenue ....................            663,467             617,089          1,905,306           1,779,448
                                               -----------         -----------        -----------         -----------

Expenses:
   Interest ...........................            133,335             134,992            401,273             409,143
   Depreciation .......................            142,501             103,288            420,000             320,336
   Property taxes .....................             42,501              50,250            127,503             150,750
   Personnel costs ....................             77,226              78,763            231,346             221,290
   Utilities ..........................             21,097              14,427             87,908              94,247
   Repair and maintenance .............             92,278              94,982            229,521             233,910
   Property management
     fees - affiliates ................             31,773              29,932             92,559              86,910
   Other property operating
     expenses .........................             22,360              26,592             63,565              79,323
   General and administrative .........             39,612              14,675            162,023              53,827
   General and administrative -
     affiliates .......................             63,762              53,899            182,206             155,959
                                               -----------         -----------        -----------         -----------
     Total expenses ...................            666,445             601,800          1,997,904           1,805,695
                                               -----------         -----------        -----------         -----------

Net income (loss) .....................        $    (2,978)        $    15,289        $   (92,598)        $   (26,247)
                                               ===========         ===========        ===========         ===========

Net income (loss) allocable
   to limited partners - Current
   Income Unit ........................        $      (268)        $     1,376        $    (8,334)        $    (2,362)
Net income (loss) allocable
   to limited partners - Growth
   Shelter Unit .......................             (2,680)             13,760            (83,338)            (23,623)
Net income (loss) allocable
   to General Partner .................                (30)                153               (926)               (262)
                                               -----------         -----------        -----------         -----------
Net income (loss) .....................        $    (2,978)        $    15,289        $   (92,598)        $   (26,247)
                                               ===========         ===========        ===========         ===========

Net income (loss) per thousand
 limited partnership units:
Current Income Units ..................        $      (.01)        $       .07        $      (.43)        $      (.12)
                                               ===========         ===========        ===========         ===========

Growth/Shelter Units ..................        $      (.20)        $      1.04        $     (6.29)        $     (1.78)
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

                       McNEIL REAL ESTATE FUND XXII, L.P.

                         STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)

              For the Nine Months Ended September 30, 1998 and 1997


                                                                                      Total
                                              General             Limited            Partners'
                                              Partner            Partners             Deficit
                                            ------------        ------------        ------------
Balance at December 31, 1996 .......        $  (252,917)        $(1,541,156)        $(1,794,073)

Net loss
   General Partner .................               (262)                 --                (262)
   Current Income Units ............                 --              (2,362)             (2,362)
   Growth/Shelter Units ............                 --             (23,623)            (23,623)
                                            -----------         -----------         -----------
Total net loss .....................               (262)            (25,985)            (26,247)
                                            -----------         -----------         -----------

Balance at September 30, 1997 ......        $  (253,179)        $(1,567,141)        $(1,820,320)
                                            ===========         ===========         ===========


Balance at December 31, 1997........        $  (252,705)        $(1,520,196)        $(1,772,901)

Net loss
   General Partner .................               (926)                 --                (926)
   Current Income Units ............                 --              (8,334)             (8,334)
   Growth/Shelter Units ............                 --             (83,338)            (83,338)
                                            -----------         -----------         -----------
Total net loss .....................               (926)            (91,672)            (92,598)
                                            -----------         -----------         -----------

Balance at September 30, 1998 ......        $  (253,631)        $(1,611,868)        $(1,865,499)
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

                       McNEIL REAL ESTATE FUND XXII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                  Nine Months Ended
                                                                     September 30,
                                                          --------------------------------
                                                             1998                 1997
                                                          ------------        ------------

Cash flows from operating activities:
   Cash received from tenants ....................        $ 1,934,431         $ 1,750,749
   Cash paid to suppliers ........................           (780,859)           (602,851)
   Cash paid to affiliates .......................           (119,800)           (134,838)
   Interest received .............................             33,345              28,326
   Interest paid .................................           (372,562)           (380,404)
   Property taxes paid and escrowed ..............           (163,086)            (88,969)
                                                          -----------         -----------
Net cash provided by operating activities ........            531,469             572,013
                                                          -----------         -----------

Cash used in investing activities:
   Additions to real estate investments ..........           (244,351)           (186,602)
                                                          -----------         -----------

Cash used in financing activities:
   Principal payments on mortgage note
     payable .....................................            (72,001)            (67,146)
                                                          -----------         -----------

Net increase in cash and cash equivalents ........            215,117             318,265

Cash and cash equivalents at beginning of
   period ........................................            794,630             602,462
                                                          -----------         -----------

Cash and cash equivalents at end of period........        $ 1,009,747         $   920,727
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

                       McNEIL REAL ESTATE FUND XXII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities

                                                                  Nine Months Ended
                                                                     September 30,
                                                             ----------------------------
                                                               1998               1997
                                                             ----------        ----------
Net loss ............................................        $ (92,598)        $ (26,247)
                                                             ---------         ---------

Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation .....................................          420,000           320,336
   Amortization of discounts on mortgage
     note payable ...................................           29,131            29,131
   Changes in assets and liabilities:
     Cash segregated for security deposits ..........           (1,040)           (1,000)
     Accounts receivable ............................            8,734            (2,473)
     Escrow deposits ................................          (94,957)           56,721
     Prepaid expenses and other assets ..............              953             1,492
     Accounts payable and accrued expenses ..........            2,168            (4,294)
     Accrued property taxes .........................           59,374            84,323
     Payable to affiliates - General Partner ........          154,965           108,031
     Security deposits and deferred rental
       revenue ......................................           44,739             5,993
                                                             ---------         ---------
       Total adjustments ............................          624,067           598,260
                                                             ---------         ---------

Net cash provided by operating activities ...........        $ 531,469         $ 572,013
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

                               September 30, 1998

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

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

The Partnership is incurring an asset management fee which is payable to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. Total accrued but unpaid asset management fees of $1,425,098 were outstanding at September 30, 1998.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:
                                                            Nine Months Ended
                                                              September 30,
                                                       ------------------------
                                                          1998           1997
                                                       --------        --------

Property management fees ......................        $ 92,559        $ 86,910
Charged to general and administrative -
   affiliates:
   Partnership administration .................          50,568          46,449
   Asset management fee .......................         131,638         109,510
                                                       --------        --------
                                                       $274,765        $242,869
                                                       ========        ========

NOTE 4.
-------

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. A Stipulation of Settlement dated September 15, 1998 has been signed by the parties. Preliminary Court approval was received on October 6, 1998. A hearing on final Court approval is scheduled for December 17, 1998.

Plaintiff's counsel intend to seek an order awarding attorney's fees and reimbursements of their out-of-pocket expenses. The amount of such award is undeterminable until final approval is received from the court. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

The occupancy rate at Harbour Club III Apartments was 95% at September 30, 1998 and 96% at September 30, 1997. Harbour Club III Apartments was able to provide enough cash flow from operations to meet ordinary operating expenses as well as the debt service for its related mortgage note for the first nine months of 1998. The property is in need of major capital improvements in order to compete in its local market, and the Partnership has begun a program to complete such capital improvements to be funded from existing cash reserves. However, there can be no assurances that such reserves will be sufficient to complete all needed improvements.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total Partnership revenues increased by $46,378 and $125,858 for the three and nine months ended September 30, 1998, respectively, as compared to the same periods of 1997. Rental revenue was $652,397 and $1,871,961 for the three and nine months ended September 30, 1998, respectively, and remained comparable to $606,423 and $1,751,122 for the same periods in 1997. Interest income for the first nine months of 1998 increased by $5,019 as compared to the prior period.

Expenses:

Total expenses increased by $64,645 for the three months and $192,209 for the nine months ended September 30, 1998, as compared to the same periods in 1997.

Depreciation expense increased $39,213 and $99,664 for the three and nine months ended September 30, 1998, respectively, as compared to the same period for 1997. The increase can be attributed to depreciation of the more than $244,000 and $511,000 of capital improvements added during 1998 and 1997, respectively, being amortized over useful lives ranging from five to ten years.

Property tax expense is based on estimates during the year. When the actual bill is received, the expense is adjusted accordingly. During the last quarter of 1997, an approximate $42,000 adjustment to decrease the first three quarters estimate was made. After taking this adjustment into account, the expense is comparable for the periods ended September 30, 1998, and September 30, 1997.

Other property operating expenses decreased by $4,232 and $15,758 for the three and nine months ended September 30, 1998, respectively, as compared to the same periods of last year. The decrease is mainly attributed to bad debt collections of approximately $18,000 during the first nine months of 1998.

General and administrative expenses increased by $24,937 and $108,196 for the three and nine months ended September 30, 1998, respectively, as compared to the same periods of 1997. The increase was primarily due to increased costs incurred to explore alternatives to maximize the value of the Partnership (see Liquidity and Capital Resources).

General and administrative - affiliates increased $9,863 and $26,247 for the three and nine months ended September 30, 1998, respectively, as compared to the same periods of 1997 due to an increase in the asset management fee. This increase was primarily due to the increase of the net operating income on Harbour Club III, on which the fee is based.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership was provided $531,469 of cash by operating activities during the first nine months of 1998 as compared to $572,013 for the same period in 1997. Cash paid to suppliers increased by $178,008 mainly due to payments for increased General and Administrative expenses as discussed above. This increase was partially offset by rental income increases of more than $120,000 at Harbour Club III Apartments.

Cash used for additions to real estate was $244,351 during the first nine months of 1998 as compared to $186,602 during the same period of 1997. A greater amount was spent in 1998 at Harbour Club III for landscape and signage improvements, as well as electrical upgrades. In addition, hallway renovations were capitalized during the first nine months of 1998.

Cash used for principal payments on mortgage note payable was $72,001 during the first nine months of 1998 as compared to $67,146 for the same period of 1997.

Short-term liquidity:

At September 30, 1998, the Partnership held $1,009,747 of cash and cash equivalents. The General Partner considers this level of cash reserves to be adequate to meet the Partnership's operating needs. The General Partner believes that anticipated operating results for 1998 will be sufficient to fund the Partnership's budgeted capital improvements for 1998 and to repay the current portion of the Partnership's mortgage note. Effective January 23, 1997, the mortgage note payable was sold by HUD to an unaffiliated buyer.

Long-term liquidity:

As previously announced, the Partnership has retained PaineWebber, Incorporated ("PaineWebber") as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, has provided financial and other information to interested parties and is currently conducting discussions with one such party in an attempt to reach a definitive agreement with respect to a sale transaction. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance that any such agreement will be reached nor the terms thereof.

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

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after September 30, 1998. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate the sale or refinancing of its property, and respond to changing economic and competitive factors.

Other Information:

Management has reviewed its information technology infrastructure to identify any systems that could be affected by the year 2000 problem. The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major systems failure or miscalculations. The information systems used by the Partnership for financial reporting and significant accounting functions were made year 2000 compliant during recent systems conversions.

Management is in the process of evaluating the mechanical and embedded technological systems at the various properties. Management intends to inventory all such systems and query suppliers, vendors and manufacturers to determine year 2000 compliance. In circumstances of non-compliance management will work with the vendor to remedy the problem or seek alternative suppliers who will be in compliance. Management believes that the remediation of any outstanding year 2000 conversion issues will not have a material or adverse effect on the Partnership's operations. However, no estimates can be made as to the potential adverse impact resulting from the failure of third party service providers and vendors to be year 2000 compliant. Management is in the process of identifying those risks as well as developing a contingency plan to mitigate potential adverse effects from non-compliance.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. A Stipulation of Settlement dated September 15, 1998 has been signed by the parties. Preliminary Court approval was received on October 6, 1998. A hearing on final Court approval is scheduled for December 17, 1998.

Plaintiff's counsel intend to seek an order awarding attorney's fees and reimbursements of their out-of-pocket expenses. The amount of such award is undeterminable until final approval is received from the court. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.

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

         27.                       Financial Data Schedule for the quarter ended
                                   September 30, 1998.


(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 1998.

                       MCNEIL REAL ESTATE FUND XXII, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                             McNEIL REAL ESTATE FUND XXII, L.P.

                             By:  McNeil Partners, L.P., General Partner

                                  By: McNeil Investors, Inc., General Partner





November 16, 1998                 By: /s/  Ron K. Taylor
-----------------                    -------------------------------------------
Date                                  Ron K. Taylor
                                      President and Director of McNeil
                                       Investors, Inc.
                                      (Principal Financial Officer)




November 16, 1998                 By: /s/  Carol A. Fahs
-----------------                    -------------------------------------------
Date                                  Carol A. Fahs
                                      Vice President of McNeil Investors, Inc.
                                      (Principal Accounting Officer)