Form 10-K405
period 1998-12-31
MCNEIL REAL ESTATE FUND XXII L P
filed 1999-03-31
CIK 758745

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K405

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

      For the fiscal year ended            December 31, 1998
                                 -----------------------------------------------

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


             13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240
--------------------------------------------------------------------------------
               (Address of principal executive offices)     (Zip code)

Registrant's telephone number, including area code        (972) 448-5800
                                           -------------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

All of the Registrant's 32,736,117 limited partnership units are held by non-affiliates. The aggregate market value of units held by non-affiliates is not determinable since there is no public trading market for limited partnership units and transfers of units are subject to certain restrictions.

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

On February 26, 1985, the Partnership registered with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933 (File No. 2-94740) and commenced a public offering for sale of $55,000,000 of limited partnership units. There were two classes of limited partnership units, designated as Current Income Units and Growth/Shelter Units offered (referred to collectively as "Units"). The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units closed on December 31, 1985, with 33,333,867 Units (19,922,588 Current Income Units and 13,411,279 Growth/Shelter Units) sold at one dollar each, or gross proceeds of $33,333,867. The Partnership subsequently filed a Form 8-A Registration Statement with the SEC and registered its Units under the Securities Exchange Act of 1934 (File No. 0-14268). During the years 1991 through 1997, 518,750 Units were rescinded. In 1998, 79,000 Units were relinquished leaving 32,736,117 Units (19,493,088 Current Income Units and 13,243,029 Growth/Shelter Units) outstanding at December 31, 1998.

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

CURRENT OPERATIONS
------------------

General:

The Partnership is engaged in real estate activities, including the ownership, operation and management of residential real estate. At December 31, 1998, the Partnership owned one income-producing property as described in Item 2 - Properties.

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

Business Plan:

As previously announced, the Partnership has retained PaineWebber, Incorporated ("PaineWebber") as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership, including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, provided financial and other information to interested parties as part of an auction process and until early March 1999 was conducting discussions with one bidder in an attempt to reach a definitive agreement with respect to a sale transaction. In early March 1999, because the Partnership had been unable to conclude negotiations for a transaction with such bidder, the Partnership terminated such discussions and commenced discussions with respect to a sale transaction with another well-financed bidder who had been involved in the original auction process. During the last full week of March, the Partnership entered into a 45 day exclusivity agreement with such party. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance regarding whether any such agreement will be reached nor the terms thereof.

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

Forward Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after December 31, 1998. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate the sale or refinancing of its property and respond to changing economic and competitive factors.

Environmental Matters:

Environmental laws create potential liabilities that may affect property owners. The environmental laws of Federal and certain state governments, for example, impose liability on current and certain past owners of property from which there is a release or threat of release of hazardous substances. This liability includes costs of investigation and remediation of the hazardous substances and natural resource damages. Liability for costs of investigation and remediation is strict and may be imposed irrespective of whether the property owner was at fault, although there are a number of defenses. Both governments and third parties may seek recoveries under these laws.

Third parties also may seek recovery under the common law for damages to their property or person, against owners of property from which there has been a release of hazardous and other substances.

The presence of contamination or the failure to remediate contaminations may adversely affect the owner's ability to sell or lease real estate or to borrow using the real estate as collateral.

Various buildings at properties do or may contain building materials that are the subject of various regulatory programs intended to protect human health. Such building materials include, for example, asbestos, lead-based paint, and lead plumbing components. The Company has implemented programs to deal with the presence of those materials, which include, as appropriate, reduction of potential exposure situations. The Company does not believe that the costs of such programs are likely to have a material adverse effect. Failure to implement such programs can result in regulatory violations or liability claims resulting from alleged exposure to such materials.

In connection with the proposed sale transaction as more fully described above, Phase I environmental site assessments have been completed for each property owned by the Partnership. Such environmental assessments performed on the properties have not revealed any environmental liability that the Partnership believes would have a material adverse effect on the Partnership's business, assets, or results of operations. The Partnership has not been notified by any governmental authority of any non-compliance, liability or other claim in connection with any of its properties. There can be no assurances, however, that environmental liabilities have not developed since such environmental assessments were prepared, or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) will not result in imposition of environmental liability.

ITEM 2.   PROPERTIES
-------   ----------

The following table sets forth the investment portfolio of the Partnership at December 31, 1998. The buildings and the land on which they are located are owned in fee, subject to a first lien deed of trust as set forth more fully in
Item 8 - Note 5 - "Mortgage Note Payable". See also Item 8 - Note 4 - "Real Estate Investment" and Schedule III - "Real Estate Investment and Accumulated Depreciation". In the opinion of management, the property is adequately covered by insurance.

                                          Net Basis of                       1998        Date
Property              Description          Property           Debt        Property Tax  Acquired
--------              -----------         ------------    -----------     ------------  --------
Harbour Club III (1)  Apartments
   Belleville, MI     331 units          $ 5,131,904      $ 5,871,684      $ 166,626      5/86

(1) Harbour Club III Apartments is owned by Harbour Club Associates Limited Partnership, which is wholly-owned by the Partnership and its General Partner.

The following table sets forth the property's occupancy rate and rent per square foot for the last five years:

                                        1998           1997            1996           1995          1994
                                    -------------  -------------  --------------  -------------  ----------
Harbour Club III
   Occupancy Rate............             94%             92%            94%            96%             91%
   Rent Per Square Foot......           $8.17           $7.69          $7.38          $7.21           $6.75

Occupancy rate represents all units leased divided by the total number of units of the property as of December 31 of the given year. Rent per square foot represents all revenue, except interest, derived from the property's operations divided by the leasable square footage of the property.

Competitive conditions
----------------------

Harbour Club III
----------------

Harbour Club III, located in Belleville, Michigan, was built in 1972 as a part of a four-phase apartment complex. The property offers a complete package of amenities including a golf course, clubhouse, exercise room, tanning beds, tennis courts, saunas, boat docks and launch, and playgrounds. The apartments located in this phase of the complex offer lake and golf course views. The Belleville market is currently supporting an occupancy rate of 94% which is the current rate at Harbour Club III. Prior to 1997, the property had not increased rents for six years due to restrictions imposed by the property's former mortgage holder. In 1998, a 6% rent increase was implemented. Over the past three years, approximately $1,060,000 has been invested in the property and $138,800 has been budgeted for 1999. These capital improvements include paving the parking lot, exercise equipment, hall renovations and interior upgrades. The 1999 capital expenditures will continue to enhance the curb appeal and allow the property to compete more aggressively and increase occupancy.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

The Partnership is not party to, nor is the Partnership's property the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to the Partnership's business, except for the following:

1) James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P., - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

     The action involves purported class and derivative actions brought by limited partners of each of the limited partnerships that were named as nominal defendants as listed above (the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

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

     Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. A Stipulation of Settlement dated September 15, 1998 has been signed by the parties. Preliminary Court approval was received on October 6, 1998. A hearing for Final Approval of Settlement, initially scheduled for December 17, 1998, has been continued to May 25, 1999.

     Because McNeil Real Estate Fund XXIII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P. would be part of the transaction contemplated in the settlement and Plaintiffs claim that an effort should be made to sell the McNeil Partnerships, Plaintiffs have included allegations with respect to McNeil Real Estate Fund XXIII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P. in the third consolidated and amended complaint.

     Plaintiff's counsel intends to seek an order awarding attorney's fees and reimbursements of their out-of-pocket expenses. The amount of such award is undeterminable until final approval is received from the court. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.

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

(B)      Title of Class                  Number of Record Unit Holders

         Limited partnership units       2,175 as of February 1, 1999

(C) No distributions were made to the partners in 1998 or 1997 and none are anticipated in 1999. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support distributions to the partners. See Item 7
         - Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8 - Note 1 "Organization and Summary of Significant Accounting Policies - Distributions."

ITEM 6. SELECTED FINANCIAL DATA
------- -----------------------

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in Item 8 - Financial Statements and Supplementary Data.

Statements of                                             Years Ended December 31,
Operations                              1998           1997            1996           1995           1994
------------------                  -------------  -------------  --------------  -------------  --------------

Rental revenue...............       $   2,509,553  $   2,340,806  $    2,251,970  $   2,456,308  $   2,950,795
Loss on disposition of real
 estate......................                   -              -               -        245,637              -
Net income(loss).............             (89,405)        21,172        (220,762)      (308,378)      (565,993)

Net income(loss) per
 thousand limited
 partnership units:
Net Income(loss):
 Current Income Units........       $        (.41) $         .53  $        (1.01) $      (1.40)  $       (2.56)
 Growth/Shelter Units........               (6.08)           .78          (14.97)       (20.74)         (38.04)


                                                                 As of December 31,
Balance Sheets                          1998           1997            1996           1995           1994
--------------                      -------------  -------------  --------------  -------------  --------------

Real estate investment, net....     $   5,131,904  $   5,389,429 $     5,318,692  $  5,504,538   $   5,632,109
Asset held for sale............                 -              -               -             -       4,393,157
Total assets...................         6,448,454      6,341,340       6,164,365     6,407,931      11,314,161
Mortgage notes payable, net....         5,871,684      5,928,021       5,979,501     6,026,515       9,534,751
Partners' deficit..............        (1,862,306)    (1,772,901)     (1,794,073)   (1,419,024)     (1,110,646)

Wyoming Mall was sold on March 31, 1995. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  -----------------------------------------------------------
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

The Partnership has had little ready cash reserves since its inception, and has been largely dependent on affiliates to support its operations. Payable to affiliates for property management fees, Partnership general and administrative expenses and asset management fees totaled $2,140,623 at December 31, 1998.

Until the Partnership is able to generate cash from operations or sales, the Partnership will be dependent on its present cash reserves, operation of the property, or financial support from affiliates. Distributions will remain suspended until cash reserves are judged adequate.

RESULTS OF OPERATIONS
---------------------

1998 compared to 1997

Revenue:

Total Partnership revenues increased by $176,787 or 7% in 1998 as compared to 1997. Rental revenue increased to $2,509,553 in 1998 from $2,340,806 in 1997 due to an increase in the occupancy rate and rental rates at Harbour Club III. Interest income for 1998 increased by $8,040 as compared to the prior year due to higher average cash balances being invested in interest bearing accounts.

Expenses:

Total expenses increased by $287,364 or 12% for the year ended December 31, 1998 as compared to 1997.

Depreciation expense increased $123,124 or 28% in 1998 as compared to 1997. The increase can be attributed to depreciation of the capital improvements added during 1998 and 1997, respectively, being amortized over useful lives ranging from five to ten years.

General and administrative expenses increased by $119,881 or 130% in 1998 as compared to 1997. The increase was primarily due to increased costs incurred to explore alternatives to maximize the value of the Partnership (see Current Operations).

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership was provided $723,850 of cash by operating activities during 1998 as compared to $794,323 for 1997. Cash paid to suppliers increased by $255,313 mainly due to payments for increased general and administrative expenses as discussed above. This increase was partially offset by cash received from tenants which increased more than $224,000 at Harbour Club III Apartments.

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

Cash used for additions to the real estate investment was $306,696 during 1998 as compared to $511,834 during 1997. A greater amount was spent in 1998 at Harbour Club III for landscape and signage improvements, as well as electrical upgrades. In addition, hallway renovations were capitalized during 1998.


Cash used for principal payments on the mortgage note payable was $96,850 during 1998 as compared to $90,321 for 1997.

Short-term liquidity:

At December 31, 1998, the Partnership held $1,114,934 of cash and cash equivalents. The General Partner considers this level of cash reserves to be adequate to meet the Partnership's operating needs. The General Partner believes that anticipated operating results for 1999 will be sufficient to fund the Partnership's budgeted capital improvements for 1999 and to repay the current portion of the Partnership's mortgage note.

Long-term liquidity:

As previously announced, the Partnership has retained PaineWebber, Incorporated ("PaineWebber") as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership, including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, provided financial and other information to interested parties as part of an auction process and until early March 1999 was conducting discussions with one bidder in an attempt to reach a definitive agreement with respect to a sale transaction. In early March 1999, because the Partnership had been unable to conclude negotiations for a transaction with such bidder, the Partnership terminated such discussions and commenced discussions with respect to a sale transaction with another well-financed bidder who had been involved in the original auction process. During the last full week of March, the Partnership entered into a 45 day exclusivity agreement with such party. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance regarding whether any such agreement will be reached nor the terms thereof.

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

YEAR 2000 DISCLOSURE
--------------------

State of readiness
------------------

The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major systems failure or miscalculations.

Management has assessed its information technology ("IT") infrastructure to identify any systems that could be affected by the year 2000 problem. The IT used by the Partnership for financial reporting and significant accounting functions was made year 2000 compliant during recent systems conversions. The software utilized for these functions are licensed by third party vendors who have warranted that their systems are year 2000 compliant.

Management is in the process of evaluating the mechanical and embedded technological systems at the various properties. Management has inventoried all such systems and queried suppliers, vendors and manufacturers to determine year 2000 compliance. Management will complete assessment of findings by May 1, 1999. In circumstances of non-compliance management will work with the vendor to remedy the problem or seek alternative suppliers who will be in compliance. Management believes that the remediation of any outstanding year 2000 conversion issues will not have a material or adverse effect on the Partnership's operations. However, no estimates can be made as to the potential adverse impact resulting from the failure of third party service providers and vendors to be year 2000 compliant.

Cost
----

The cost of IT and embedded technology systems testing and upgrades is not expected to be material to the Partnership. Because all the IT systems have been upgraded over the last three years, all such systems were compliant, or made compliant at no additional cost by third party vendors. Management anticipates the costs of assessing, testing, and if necessary replacing embedded technology components will be less than $50,000. Such costs will be funded from operations of the Partnership.

Risks
-----

Ultimately, the potential impact of the year 2000 issue will depend not only on the corrective measures the Partnership undertakes, but also on the way in which the year 2000 issue is addressed by government agencies and entities that provide services or supplies to the Partnership. Management has not determined the most likely worst case scenario to the Partnership. As management studies the findings of its property systems assessment and testing, management will develop a better understanding of what would be the worst case scenario. Management believes that progress on all areas is proceeding and that the Partnership will experience no adverse effect as a result of the year 2000 issue. However, there is no assurance that this will be the case.

Contingency plans
-----------------

Management is developing contingency plans to address potential year 2000 non-compliance of IT and embedded technology systems. Management believes that failure of any IT system could have an adverse impact on operations. However, management believes that alternative systems are available that could be utilized to minimize such impact. Management believes that any failure in the embedded technology systems could have an adverse impact on that property's performance. Management will assess these risks and develop plans to mitigate possible failures by June, 1999.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  --------------------------------------------

                                                                                                      Page
                                                                                                      Number
                                                                                                     --------
INDEX TO FINANCIAL STATEMENTS
-----------------------------

Financial Statements:
   Report of Independent Public Accountants.......................................                       14

   Balance Sheets at December 31, 1998 and 1997...................................                       15

   Statements of Operations for each of the three years in the period
   ended December 31, 1998........................................................                       16

   Statements of Partners' Deficit for each of the three years in
   the period ended December 31, 1998.............................................                       17

   Statements of Cash Flows for each of the three years in the period
   ended December 31, 1998........................................................                       18

   Notes to Financial Statements..................................................                       20

   Financial Statement Schedules -

      Schedule III - Real Estate Investment and Accumulated
         Depreciation.............................................................                       27





















All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of McNeil Real Estate Fund XXII, L.P.:

We have audited the accompanying balance sheets of McNeil Real Estate Fund XXII, L.P. (a California limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McNeil Real Estate Fund XXII, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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




/s/  Arthur Andersen LLP


Dallas, Texas
   March 19, 1999

                       McNEIL REAL ESTATE FUND XXII, L.P.

                                 BALANCE SHEETS

                                                                                      December 31,
                                                                           ----------------------------------
                                                                                1998                 1997
                                                                           -------------        -------------

ASSETS
------

Real estate investment:
   Land ...........................................................        $    380,414         $    380,414
   Buildings and improvements .....................................          10,902,583           10,595,887
                                                                           ------------         ------------
                                                                             11,282,997           10,976,301
   Less:  Accumulated depreciation ................................          (6,151,093)          (5,586,872)
                                                                           ------------         ------------
                                                                              5,131,904            5,389,429

Cash and cash equivalents .........................................           1,114,934              794,630
Cash segregated for security deposits .............................              68,788               67,510
Accounts receivable ...............................................               4,867               11,508
Escrow deposits ...................................................             118,261               68,310
Prepaid expenses and other assets .................................               9,700                9,953
                                                                           ------------         ------------
                                                                           $  6,448,454         $  6,341,340
                                                                           ============         ============
LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage note payable, net ........................................        $  5,871,684         $  5,928,021
Accounts payable and accrued expenses .............................             119,347              114,584
Accrued property taxes ............................................              71,800               68,129
Payable to affiliates - General Partner ...........................           2,140,623            1,933,837
Security deposits and deferred rental income ......................             107,306               69,670
                                                                           ------------         ------------
                                                                              8,310,760            8,114,241
                                                                           ------------         ------------

Partners' deficit:
   Limited  partners - 55,000,000  Units  authorized;
     32,736,117 and 32,815,117 Units issued and outstanding
     at December 31, 1998 and 1997,  respectively,
     (19,493,088 and 19,567,088 Current Income Units
     outstanding at December 31, 1998 and 1997,
     respectively, and 13,243,029 and 13,248,029
     Growth/Shelter Units at December 31, 1998
     and 1997, respectively) ......................................          (1,608,707)          (1,520,196)
   General Partner ................................................            (253,599)            (252,705)
                                                                           ------------         ------------
                                                                             (1,862,306)          (1,772,901)
                                                                           ------------         ------------
                                                                           $  6,448,454         $  6,341,340
                                                                           ============         ============

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXII, L.P.
                            STATEMENTS OF OPERATIONS

                                                               For the Years Ended December 31,
                                                      --------------------------------------------------
                                                          1998                1997               1996
                                                      -----------         -----------        -----------
Revenue:
   Rental revenue ............................        $ 2,509,553         $ 2,340,806        $ 2,251,970
   Interest ..................................             46,257              38,217             34,461
                                                      -----------         -----------        -----------
     Total revenue ...........................          2,555,810           2,379,023          2,286,431
                                                      -----------         -----------        -----------

Expenses:
   Interest ..................................            535,848             543,730            581,533
   Interest - rescission of limited
     partnership units .......................                 --                  --            145,713
   Depreciation ..............................            564,221             441,097            427,053
   Property taxes ............................            166,626             158,102            153,318
   Personnel expenses ........................            310,345             284,143            291,417
   Repairs and maintenance ...................            290,895             269,458            266,224
   Property management fees -
     affiliates ..............................            124,342             116,572            112,374
   Other property operating expenses .........            206,503             226,895            227,802
   General and administrative ................            212,042              92,161             73,568
   General and administrative -
     affiliates ..............................            234,393             225,693            228,191
                                                      -----------         -----------        -----------
     Total expenses ..........................          2,645,215           2,357,851          2,507,193
                                                      -----------         -----------        -----------

Net income (loss) ............................        $   (89,405)        $    21,172        $  (220,762)
                                                      ===========         ===========        ===========

Net income (loss) allocable to limited
   partners - Current Income Unit ............        $    (8,046)        $    10,480        $   (19,868)
Net income (loss) allocable to limited
   partners - Growth/Shelter Unit ............            (80,465)             10,480           (198,686)
Net income (loss) allocable to General
   Partner ...................................               (894)                212             (2,208)
                                                      -----------         -----------        -----------
Net income (loss) ............................        $   (89,405)        $    21,172        $  (220,762)
                                                      ===========         ===========        ===========

Net income (loss) per thousand limited
 partnership units:
Current Income Units .........................        $      (.41)        $       .53        $     (1.01)
                                                      ===========         ===========        ===========

Growth/Shelter Units .........................        $     (6.08)        $       .78        $    (14.97)
                                                      ===========         ===========        ===========


                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXII, L.P.

                         STATEMENTS OF PARTNERS' DEFICIT

              For the Years Ended December 31, 1998, 1997 and 1996

                                                                                             Total
                                                    General             Limited            Partners'
                                                    Partner             Partners            Deficit
                                                  ------------        ------------        ------------
Balance at December 31, 1995 .............        $  (250,709)        $(1,168,315)        $(1,419,024)

Rescission of 178,000 limited
   partnership units (net of distribution
   previously paid of $23,713) ...........                 --            (154,287)           (154,287)

Net loss
   General Partner .......................             (2,208)                 --              (2,208)
   Current Income Units ..................                 --             (19,868)            (19,868)
   Growth/Shelter Units ..................                 --            (198,686)           (198,686)
                                                  -----------         -----------         -----------
Total net loss ...........................             (2,208)           (218,554)           (220,762)
                                                  -----------         -----------         -----------

Balance at December 31, 1996 .............           (252,917)         (1,541,156)         (1,794,073)

Net income
   General Partner .......................                212                  --                 212
   Current Income Units ..................                 --              10,480              10,480
   Growth/Shelter Units ..................                 --              10,480              10,480
                                                  -----------         -----------         -----------
Total net income .........................                212              20,960              21,172
                                                  -----------         -----------         -----------

Balance at December 31, 1997 .............           (252,705)         (1,520,196)         (1,772,901)

Net loss
   General Partner .......................               (894)                 --                (894)
   Current Income Units ..................                 --              (8,046)             (8,046)
   Growth/Shelter Units ..................                 --             (80,465)            (80,465)
                                                  -----------         -----------         -----------
Total net loss ...........................               (894)            (88,511)            (89,405)
                                                  -----------         -----------         -----------

Balance at December 31, 1998 .............        $  (253,599)        $(1,608,707)        $(1,862,306)
                                                  ===========         ===========         ===========

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXII, L.P.

                            STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                                                For the Years Ended December 31,
                                                      ----------------------------------------------------
                                                         1998                 1997                1996
                                                      ------------        ------------        ------------
Cash flows from operating activities:
   Cash received from tenants ................        $ 2,563,536         $ 2,339,524         $ 2,261,315
   Cash paid to suppliers ....................         (1,025,188)           (769,875)           (918,922)
   Cash paid to affiliates ...................           (151,949)           (164,795)           (112,133)
   Interest received .........................             46,257              38,217              34,461
   Interest paid .............................           (495,900)           (505,417)           (544,804)
   Interest paid to limited partners for
     rescission of units .....................                 --                  --            (145,713)
   Property taxes paid .......................           (212,906)           (143,331)           (121,761)
                                                      -----------         -----------         -----------
Net cash provided by operating
   activities ................................            723,850             794,323             452,443
                                                      -----------         -----------         -----------

Net cash used in investing activities:
   Additions to real estate
     investments .............................           (306,696)           (511,834)           (241,207)
                                                      -----------         -----------         -----------

Cash flows from financing activities:
   Principal payments on mortgage
     notes payable ...........................            (96,850)            (90,321)            (84,234)
   Rescission of limited partnership
     units ...................................                 --                  --            (154,287)
                                                      -----------         -----------         -----------
Net cash used in financing activities ........            (96,850)            (90,321)           (238,521)
                                                      -----------         -----------         -----------

Net increase (decrease) in cash and
   cash equivalents ..........................            320,304             192,168             (27,285)

Cash and cash equivalents at
   beginning of year .........................            794,630             602,462             629,747
                                                      -----------         -----------         -----------

Cash and cash equivalents at end
   of year ...................................        $ 1,114,934         $   794,630         $   602,462
                                                      ===========         ===========         ===========


                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXII, L.P.

                            STATEMENTS OF CASH FLOWS


           Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities

                                                           For the Years Ended December 31,
                                                    ----------------------------------------------
                                                       1998              1997              1996
                                                    ----------        ---------         ----------
Net income (loss) ..........................        $ (89,405)        $  21,172         $(220,762)
                                                    ---------         ---------         ---------

Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation ............................          564,221           441,097           427,053
   Amortization of discount on
     mortgage note payable .................           40,513            38,841            37,220
   Changes in assets and liabilities:
     Cash segregated for security
       deposits ............................           (1,278)           (1,000)            9,980
     Accounts receivable ...................            6,641            (6,894)               69
     Escrow deposits .......................          (49,951)           92,332            19,895
     Prepaid expenses and other
       assets ..............................              253             1,492               491
     Accounts payable and accrued
       expenses ............................            4,763            24,012           (42,578)
     Accrued property taxes ................            3,671             1,702               496
     Payable to affiliates - General
       Partner .............................          206,786           177,470           228,432
     Security deposits and deferred
       rental income .......................           37,636             4,099            (7,853)
                                                    ---------         ---------         ---------

         Total adjustments .................          813,255           773,151           673,205
                                                    ---------         ---------         ---------

Net cash provided by
   operating activities ....................        $ 723,850         $ 794,323         $ 452,443
                                                    =========         =========         =========


                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1998

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

The Partnership is engaged in real estate activities, including the ownership, operation and management of residential and retail real estate and other real estate related assets. At December 31, 1998, the Partnership owned one income-producing property as described in Note 4 - Real Estate Investment.

As previously announced, the Partnership has retained PaineWebber, Incorporated ("PaineWebber") as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership, including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, provided financial and other information to interested parties as part of an auction process and until early March 1999 was conducting discussions with one bidder in an attempt to reach a definitive agreement with respect to a sale transaction. In early March 1999, because the Partnership had been unable to conclude negotiations for a transaction with such bidder, the Partnership terminated such discussions and commenced discussions with respect to a sale transaction with another well-financed bidder who had been involved in the original auction process. During the last full week of March, the Partnership entered into a 45 day exclusivity agreement with such party. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance regarding whether any such agreement will be reached nor the terms thereof.

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

Adoption of Recent Accounting Pronouncements
--------------------------------------------

The Partnership has adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 requires an enterprise to report financial information about its reportable operating segments, which are defined as components of a business for which separate financial information is evaluated regularly by the chief decision maker in allocating resources and assessing performance. The Partnership does not prepare such information for internal use, since it analyzes the performance of and allocates resources for each property individually. The Partnership's management has determined that it operates one line of business and it would be impracticable to report segment information. Therefore, the adoption of SFAS 131 has no impact on the Partnership's financial statements.

Real Estate Investments
-----------------------

Real estate investments are generally stated at the lower of depreciated cost or fair value. Real estate investments are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". When the carrying value of a property exceeds the sum of all estimated future cash flows, an impairment loss is recognized. At such time, a write-down is recorded to reduce the basis of the property to its estimated fair value.

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

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and accompanying Treasury Regulations establish criteria for allocation of Partnership deductions attributable to debt. The Partnership's tax allocations for 1998, 1997 and 1996 have been made in accordance with these provisions.

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

Net Income (Loss) Per Thousand Limited Partnership Units
--------------------------------------------------------

Net income (loss) per thousand limited partnership units ("Units") is computed by dividing net income (loss) allocated to the limited partners by the weighted average number of limited partnership Units outstanding expressed in thousands. Per thousand unit information has been computed based on 19,493, 19,567 and 19,713 weighted average Current Income Units outstanding in 1998, 1997 and 1996, respectively, and 13,243, 13,248 and 13,275 weighted average Growth/Shelter Units outstanding in 1998, 1997, and 1996, respectively.

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

Under the terms of the Amended Partnership Agreement, the Partnership is paying an asset management fee to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9 percent to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets, excluding intangible items. The fee percentage decreases to .75% in 2000, .50% in 2001 and .25% thereafter.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                For the Years Ended December 31,
                                                --------------------------------
                                                  1998         1997      1996
                                                --------     --------   --------

Property management fees...................     $124,342     $116,572   $112,374
Charged to general and
   administrative - affiliates:
   Partnership administration..............       65,845       63,367     81,704
   Asset management fee....................      168,548      162,326    146,487
                                                 -------      -------    -------
                                                $358,735     $342,265   $340,565
                                                 =======      =======    =======

Payable to affiliates - General Partner at December 31, 1998 and 1997 consisted primarily of unpaid property management fees, Partnership general and administrative expenses, and asset management fees and is due and payable from current operations.

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

The Partnership's net assets and liabilities for tax purposes exceeded the net assets and liabilities for financial reporting purposes by $6,236,358 in 1998, $6,119,845 in 1997 and $6,503,402 in 1996.

NOTE 4 - REAL ESTATE INVESTMENT
-------------------------------

The basis and accumulated depreciation of the Partnership's real estate investment at December 31, 1998 and 1997, is set forth in the following tables:

                                              Buildings and    Accumulated    Net Book
                                Land          Improvements    Depreciation      Value
                               ----------     -------------  -------------  -----------

Harbour Club III
   Belleville, MI

       1998                    $  380,414     $ 10,902,583   $ (6,151,093)  $ 5,131,904
                                =========      ===========    ===========    ==========


       1997                    $  380,414     $ 10,595,887   $ (5,586,872)  $ 5,389,429
                                =========      ===========    ===========    ==========

NOTE 5 - MORTGAGE NOTE PAYABLE
------------------------------

The following sets forth the mortgage note payable of the Partnership at December 31, 1998 and 1997. The mortgage note is secured by the underlying real estate investment.

                         Mortgage         Annual          Monthly
                         Lien             Interest        Payments/                    December 31,
Property                 Position    (a)  Rates %         Maturity                 1998         1997
--------                 ---------------  -------      -------------------    ------------  -------------
Harbour Club III         First                7.000    $   49,395    05/24    $ 7,031,256   $  7,128,106
                         Discount (b)                                          (1,159,572)    (1,200,085)
                                                                               ----------    -----------
                                                                              $ 5,871,684   $  5,928,021
                                                                               ==========    ===========

(a)     The debt is non-recourse to the Partnership.

(b)     The discount is based on an effective interest rate of 9.09%.

Scheduled  principal   maturities  of  the  mortgage  note  under  the  existing
agreement, excluding the discount of $1,159,572, are as follows:

             1999....................................       $   103,852
             2000....................................           111,360
             2001....................................           119,410
             2002....................................           128,042
             2003....................................           137,298
             Thereafter..............................         6,431,294
                                                             ----------
             Total                                          $ 7,031,256
                                                             ==========

Based on borrowing rates currently available to the Partnership for a mortgage loan with similar terms and average maturities, the fair value of the mortgage note payable was approximately $6,701,000 as of December 31, 1998 and $6,937,000 as of December 31, 1997.

NOTE 6 - LEGAL PROCEEDINGS
--------------------------

The Partnership is not party to, nor are any of the Partnership's property the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to the Partnership, except for the following:

1) James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P., - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

     The action involves purported class and derivative actions brought by limited partners of each of the limited partnerships that were named as nominal defendants as listed above (the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

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

     Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. A Stipulation of Settlement dated September 15, 1998 has been signed by the parties. Preliminary Court approval was received on October 6, 1998. A hearing for Final Approval of Settlement, initially scheduled for December 17, 1998, has been continued to May 25, 1999.

     Because McNeil Real Estate Fund XXIII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P. would be part of the transaction contemplated in the settlement and Plaintiffs claim that an effort should be made to sell the McNeil Partnerships, Plaintiffs have included allegations with respect to McNeil Real Estate Fund XXIII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P. in the third consolidated and amended complaint.

     Plaintiff's counsel intends to seek an order awarding attorney's fees and reimbursements of their out-of-pocket expenses. The amount of such award is undeterminable until final approval is received from the court. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.

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

3) Dick and Aloma Anderson v. McNeil Real Estate Fund XXII, L.P., McNeil Partners, L.P., Wayne T. Shipp, the Wayne Shipp Agency, Inc., Southmark Investment Group, Inc. and Southmark Realty Partners, Ltd. This lawsuit was filed in November 1993, in Washington State in the Clark County Superior Court. In 1985, the plaintiffs apparently spent $22,000 to purchase limited partnership interests in Southmark Realty Partners Ltd. II , (not named by them as a defendant ) whose name is now McNeil Real Estate Fund XXII, L.P. (the "Partnership"). Plaintiffs allege that in connection with the transactions by which McNeil Partners, L.P. became general partner of the Partnership, and by which certain changes were made in the Partnership, the McNeil entities engaged in the offer and/or sale of unregistered securities in violation of Washington law. The plaintiffs have alleged that certain of the other defendants -- specifically Mr. Shipp and the Shipp Insurance Agency -- engaged in fraud in connection with the sale of limited partnership interests in the Partnership to plaintiffs. The plaintiffs have not made fraud allegations against any of the McNeil or Southmark entities. The majority of plaintiffs' claims against the Partnership are based on allegations that the securities are not registered in the State of Washington. Although it is the Partnership's position that it did not violate Washington law, in order to avoid any claims of successor liability and to avoid further legal costs, the Partnership and the Shipp defendants agreed to settle with the plaintiffs by each paying $15,000 to plaintiffs in exchange for a release of all claims. Settlement documents have been executed. An Order of Dismissal was issued by the Court on August 3, 1998.

NOTE 7 - RESCISSION OF LIMITED PARTNERSHIP UNITS
------------------------------------------------

On October 22, 1996, a judgment was entered against the Partnership, which effectively rescinded 188,000 Units of the Partnership as of October 31, 1996. The judgment was for $347,809. As part of a negotiation, however, the plaintiffs agreed to accept $300,000 as full and complete settlement of all claims, including attorney fees. Accordingly, the Partnership made settlement payments to an escrow agent on behalf of the plaintiff limited partners totaling $300,000 on December 23, 1996. The payments consisted of two components. The first component of $154,287, which is recorded as a rescission of limited partnership units on the Statements of Partners' Deficit, represents the return of the limited partners' equity investments net of all distributions previously paid to them. The second component of $145,713, which is recorded as interest - rescission of limited partnership units on the Statements of Operations, represents interest paid on the rescinded Units pursuant to the court judgment.

NOTE 8 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Environmental laws create potential liabilities that may affect property owners. The environmental laws of Federal and certain state governments, for example, impose liability on current and certain past owners of property from which there is a release or threat of release of hazardous substances. This liability includes costs of investigation and remediation of the hazardous substances and natural resource damages. Liability for costs of investigation and remediation is strict and may be imposed irrespective of whether the property owner was at fault, although there are a number of defenses. Both governments and third parties may seek recoveries under these laws.

Third parties also may seek recovery under the common law for damages to their property or person, against owners of property from which there has been a release of hazardous and other substances.

The presence of contamination or the failure to remediate contaminations may adversely affect the owner's ability to sell or lease real estate or to borrow using the real estate as collateral.

Various buildings at properties do or may contain building materials that are the subject of various regulatory programs intended to protect human health. Such building materials include, for example, asbestos, lead-based paint, and lead plumbing components. The Company has implemented programs to deal with the presence of those materials, which include, as appropriate, reduction of potential exposure situations. The Company does not believe that the costs of such programs are likely to have a material adverse effect. Failure to implement such programs can result in regulatory violations or liability claims resulting from alleged exposure to such materials.

In connection with the proposed sale transaction as more fully described in Note 1 - "Organization and Summary of Significant Accounting Policies", Phase I environmental site assessments have been completed for each property owned by the Partnership. Such environmental assessments performed on the properties have not revealed any environmental liability that the Partnership believes would have a material adverse effect on the Partnership's business, assets, or results of operations. The Partnership has not been notified by any governmental authority of any non-compliance, liability or other claim in connection with any of its properties. There can be no assurances, however, that environmental liabilities have not developed since such environmental assessments were prepared, or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) will not result in imposition of environmental liability.

                       McNEIL REAL ESTATE FUND XXII, L.P.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1998

                                                                                                        Costs
                                                       Initial Cost                Cumulative        Capitalized
                           Related                               Buildings and     Write-down         Subsequent
Description                Encumbrances (b)      Land            Improvements      Impairment (c)   To Acquisition
-----------                ----------------  -------------      --------------    ---------------   ---------------
APARTMENTS:

Harbour Club III
   Belleville, MI (c)      $    5,871,684   $     561,491      $   13,475,784    $  (4,526,936)     $  1,772,658
                            =============    ============       =============     ============       ===========

(b)   The encumbrances  reflect   the  present  value  of  future loan  payments
      discounted, if appropriate, at a rate estimated to be the prevailing interest rate at the date of acquisition or refinancing.

(c)   The   carrying  value  of   Harbour Club  III  Apartments was  reduced  by
      $4,526,936 in 1992.


                     See accompanying notes to Schedule III.

                       McNEIL REAL ESTATE FUND XXII, L.P.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1998

                                            Gross Amount at
                                     Which Carried at Close of Period               Accumulated
                                                 Buildings and                      Depreciation
Description                        Land          Improvements       Total (a)      and Amortization
-----------                   --------------     --------------   --------------   ----------------
APARTMENTS:

Harbour Club III
   Belleville, MI (c)         $      380,414     $   10,902,583   $  11,282,997    $   (6,151,093)
                               =============      =============    ============     =============

(a) For Federal income tax purposes, the property is depreciated over lives ranging from 5-27.5 years using ACRS or MACRS methods. The aggregate cost of real estate investments for Federal income tax purposes was $17,294,962 and accumulated depreciation was $11,485,723 December 31, 1998.

(c)  The   carrying  value   of   Harbour   Club III  Apartments  was reduced by
     $4,526,936 in 1992.



                     See accompanying notes to Schedule III.

                       McNEIL REAL ESTATE FUND XXII, L.P.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1998



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

                       McNEIL REAL ESTATE FUND XXII, L.P.

                              Notes to Schedule III

              Real Estate Investments and Accumulated Depreciation


A summary of activity for the Partnership's real estate investment and accumulated depreciation is as follows:

                                                  For the Years Ended December 31,
                                            -------------------------------------------------
                                                1998              1997               1996
                                            -----------        -----------        -----------

Real estate investment:
Balance at beginning of year........        $10,976,301        $10,464,467        $10,223,260

Improvements .......................            306,696            511,834            241,207
                                            -----------        -----------        -----------

Balance at end of year .............        $11,282,997        $10,976,301        $10,464,467
                                            ===========        ===========        ===========


Accumulated depreciation:

Balance at beginning of year .......        $ 5,586,872        $ 5,145,775        $ 4,718,722

Depreciation .......................            564,221            441,097            427,053
                                            -----------        -----------        -----------

Balance at end of year .............        $ 6,151,093        $ 5,586,872        $ 5,145,775
                                            ===========        ===========        ===========

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURES
         ---------------------

None.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

Neither the Partnership nor the General Partner has any directors or executive officers. The names and ages of, as well as the positions held by, the officers and directors of McNeil Investors, Inc., the general partner of the General Partner, are as follows:

                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
-----------------             ---      -------------------------------------

Robert A. McNeil,              78       Mr.  McNeil  is also  Chairman  of   the
Chairman of the                         Board and Director of McNeil Real Estate
Board and Director                      Management,  Inc. ("McREMI") which is an
                                        affiliate of the General Partner. He has
                                        held the foregoing  positions  since the
                                        formation of such an entity in 1990. Mr.
                                        McNeil  received  his B.A.  degree  from
                                        Stanford  University  in  1942  and  his
                                        L.L.B.  degree from  Stanford Law School
                                        in 1948. He is a member of the State Bar
                                        of  California  and has been involved in
                                        real  estate  financing  since  the late
                                        1940's and in real estate  acquisitions,
                                        syndications  and   dispositions   since
                                        1960. From 1986 until active operations of McREMI and McNeil Partners, L.P.
                                        began in February 1991, Mr. McNeil was a private investor. Mr. McNeil is a member of the International Board of Directors of the Salk Institute, which promotes research in improvements in health care.

Carole J. McNeil               55       Mrs. McNeil is Co-Chairman, with husband
Co-Chairman of the                      Robert A. McNeil,  of McNeil  Investors,
Board                                   Inc.  Mrs.  McNeil has  twenty  years of
                                        real estate experience, most recently as
                                        a private investor from 1986 to 1993. In
                                        1982, she founded Ivory & Associates,  a
                                        commercial real estate brokerage firm in
                                        San  Francisco,  CA. Prior to that,  she
                                        was a commercial  real estate  associate
                                        with the Madison Company and, earlier, a
                                        commercial  sales  associate and analyst
                                        with   Marcus  and   Millichap   in  San
                                        Francisco.    In   1978,   Mrs.   McNeil
                                        established   Escrow  Training  Centers,
                                        California's first accredited commercial
                                        training   program  for  title   company
                                        escrow officers and real estate agents needing college credits to qualify for brokerage licenses. She began in real estate as Manager and Marketing Director of Title Insurance and Trust in Marin
                                        County,  CA. Mrs.  McNeil  serves on the
                                        International Board of Directors of the Salk Institute.

Ron K. Taylor                  41       Mr.  Taylor is the  President  and Chief
President and Chief                     Executive  Officer of McNeil Real Estate
Executive Officer                       Management  which is an affiliate of the
                                        General Partner.  Mr. Taylor has been in
                                        this capacity  since the  resignation of
                                        Donald K. Reed on March 4,  1997.  Prior
                                        to       assuming       his      current
                                        responsibilities, Mr. Taylor served as a
                                        Senior  Vice  President  of McREMI.  Mr.
                                        Taylor has been in this  capacity  since
                                        McREMI  commenced  operations  in  1991.
                                        Prior  to  joining  McREMI,  Mr.  Taylor
                                        served as an  Executive  Vice  President
                                        for  a   national   syndication/property
                                        management  firm. In this capacity,  Mr.
                                        Taylor  had the  responsibility  for the
                                        management  and leasing of a  21,000,000
                                        square  foot   portfolio  of  commercial
                                        properties. Mr. Taylor has been actively involved in the real estate industry since 1983.

Each director shall serve until his successor shall have been duly elected and qualified.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the year ended December 31, 1998, nor was any direct compensation paid or payable by the Partnership to directors or officers of the general partner of the General Partner for the year ended December 31, 1998. The Partnership has no plans to pay any such remuneration to any directors or officers of the General Partner in the future.

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

(C)   Change in control.

      None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

The amendments to the Partnership compensation structure included in the Amended Partnership Agreement provide for an asset management fee to replace all other forms of General Partner compensation other than property management fees and reimbursements of certain costs. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9 percent to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. For the year ended December 31, 1998, the Partnership paid or accrued $168,548 of such asset management fees. Total accrued but unpaid asset management fees of $1,466,152 were outstanding at December 31, 1998. The fee percentage decreases to .75% in 2000, .50% in 2001 and .25% thereafter.

The Partnership pays property management fees equal to 5% of the gross receipts of the residential property to McREMI, an affiliate of the General Partner, for providing property management services. Additionally, the Partnership reimburses McREMI for its costs, including overhead of administering the Partnership's affairs. For the year ended December 31, 1998, the Partnership paid or accrued $190,187 of such property management fees and reimbursements.

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

              11. Statement regarding computation of Net Income (Loss) per Limited Partnership Unit (see Item 8 - Note 1 - "Organization and Summary of Significant Accounting Policies".)

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


      (B) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended December 31, 1998.

                       McNEIL REAL ESTATE FUND XXII, L.P.
                              A Limited Partnership

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             McNEIL REAL ESTATE FUND XXII, L.P.


                             By:  McNeil Partners, L.P., General Partner

                                  By: McNeil Investors, Inc., General Partner



March 31, 1999                    By: /s/  Robert A. McNeil
--------------                        ------------------------------------------
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




March 31, 1999                     By: /s/  Ron K. Taylor
--------------                        ------------------------------------------
Date                                   Ron K. Taylor
                                       President and Director of McNeil
                                        Investors, Inc.
                                       (Principal Financial Officer)




March 31, 1999                     By: /s/  Carol A. Fahs
--------------                        ------------------------------------------
Date                                   Carol A. Fahs
                                       Vice President of McNeil Investors, Inc.
                                       (Principal Accounting Officer)