Form 10-Q
period 1999-03-31
MCNEIL REAL ESTATE FUND XXII L P
filed 1999-05-17
CIK 758745

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the quarterly period ended      March 31, 1999
                                     -------------------------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________ Commission file number 0-14268
                           -----------


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

                       MCNEIL REAL ESTATE FUND XXII, L.P.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                         March 31,          December 31,
                                                                           1999                 1998
                                                                       ------------         ------------
ASSETS
------

Real estate investments:
   Land .......................................................        $    380,414         $    380,414
   Buildings and improvements .................................          10,911,123           10,902,583
                                                                       ------------         ------------
                                                                         11,291,537           11,282,997
   Less:  Accumulated depreciation ............................          (6,295,750)          (6,151,093)
                                                                       ------------         ------------
                                                                          4,995,787            5,131,904

Cash and cash equivalents .....................................           1,282,321            1,114,934
Cash segregated for security deposits .........................              68,788               68,788
Accounts receivable ...........................................               2,949                4,867
Escrow deposits ...............................................             159,000              118,261
Prepaid expenses and other assets .............................               9,700                9,700
                                                                       ------------         ------------
                                                                       $  6,518,545         $  6,448,454
                                                                       ============         ============

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage note payable, net ....................................        $  5,856,962         $  5,871,684
Accounts payable and accrued expenses .........................             110,970              119,347
Accrued property taxes ........................................             113,800               71,800
Payable to affiliates - General Partner .......................           2,181,632            2,140,623
Deferred revenue ..............................................              39,203               40,514
Security deposits and deferred rental revenue .................              69,476               66,792
                                                                       ------------         ------------
                                                                          8,372,043            8,310,760
                                                                       ------------         ------------

Partners' deficit:
   Limited partners - 55,000,000  Units
     authorized;  32,694,117 and 32,736,117 Units issued
     and  outstanding  at March 31, 1999 and December 31,
     1998, respectively (19,493,088 Current Income Units
     outstanding at March 31, 1999 and December 31, 1998;
     and 13,201,029 and  13,243,029  Growth/Shelter Units
     outstanding at March 31, 1999 and  December 31, 1998,
     respectively) ............................................          (1,599,987)          (1,608,707)
   General Partner ............................................            (253,511)            (253,599)
                                                                       ------------         ------------
                                                                        (1,853,498)           (1,862,306)
                                                                       ------------         ------------
                                                                       $ 6,518,545          $  6,448,454
                                                                       ============         ============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXII, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                           --------------------------------
                                                                                1999              1998
                                                                           --------------    --------------
Revenue:
   Rental revenue ............................................             $      626,354    $       601,864
   Interest...................................................                     10,032             12,061
                                                                            -------------      -------------
     Total revenue.............................................                   636,386            613,925
                                                                            -------------      -------------

Expenses:
   Interest....................................................                   133,318            134,178
   Depreciation................................................                   144,657            137,566
   Property taxes..............................................                    42,000             42,501
   Personnel expenses..........................................                    71,105             83,875
   Utilities...................................................                    31,914             41,201
   Repair and maintenance......................................                    64,574             55,591
   Property management fees -affiliates........................                    31,402             30,071
   Other property operating expenses...........................                    24,408             18,521
   General and administrative..................................                    23,939             65,657
   General and administrative - affiliates.....................                    60,261             55,445
                                                                            -------------      -------------
     Total expenses............................................                   627,578            664,606
                                                                            -------------      -------------

Net income (loss)..............................................            $        8,808    $       (50,681)
                                                                            =============     ==============

Net income (loss) allocable to limited partners -
   Current Income Unit.........................................                     4,360    $        (4,561)
Net income (loss) allocable to limited partners -
   Growth/Shelter Unit.........................................                     4,360            (45,613)
Net income (loss) allocable to General Partner.................                        88               (507)
                                                                            -------------      -------------
Net income (loss)..............................................            $        8,808    $       (50,681)
                                                                            =============     ==============

Net income (loss) per thousand limited partnership units:
Current Income Units...........................................            $          .22    $          (.23)
                                                                            =============     ==============

Growth/Shelter Units...........................................            $          .33    $         (3.44)
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

                       McNEIL REAL ESTATE FUND XXII, L.P.

                         STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)

               For the Three Months Ended March 31, 1999 and 1998


                                                                                                Total
                                                      General              Limited            Partners'
                                                      Partner             Partners             Deficit
                                                    ------------        ------------        ------------
Balance at December 31, 1997 ...............        $  (252,705)        $(1,520,196)        $(1,772,901)

Net loss
   General Partner .........................               (507)                 --                (507)
   Current Income Units ....................                 --              (4,561)             (4,561)
   Growth/Shelter Units ....................                 --             (45,613)            (45,613)
                                                    -----------         -----------         -----------
Total net loss .............................               (507)            (50,174)            (50,681)
                                                    -----------         -----------         -----------

Balance at March 31, 1998 ..................        $  (253,212)        $(1,570,370)        $(1,823,582)
                                                    ===========         ===========         ===========


Balance at December 31, 1998 ...............        $  (253,599)        $(1,608,707)        $(1,862,306)

Net income
   General Partner .........................                 88                  --                  88
   Current Income Units ....................                 --               4,360               4,360
   Growth/Shelter Units ....................                 --               4,360               4,360
                                                    -----------         -----------         -----------
Total net income ...........................                 88               8,720               8,808
                                                    -----------         -----------         -----------

Balance at March 31, 1999 ..................        $  (253,511)        $(1,599,987)        $(1,853,498)
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

                       McNEIL REAL ESTATE FUND XXII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                      Three Months Ended
                                                                           March 31,
                                                               --------------------------------
                                                                   1999                1998
                                                               ------------        ------------

Cash flows from operating activities:
   Cash received from tenants .........................        $   628,628         $   625,993
   Cash paid to suppliers .............................           (223,153)           (265,121)
   Cash paid to affiliates ............................            (50,654)            (29,801)
   Interest received ..................................             10,032              12,061
   Interest paid ......................................           (122,900)           (124,605)
   Property taxes paid and escrowed ...................            (40,739)            (54,362)
                                                               -----------         -----------
Net cash provided by operating activities .............            201,214             164,165
                                                               -----------         -----------

Cash used in investing activities:
   Additions to real estate investments ...............             (8,540)            (73,293)
                                                               -----------         -----------

Cash used in financing activities:
   Principal payments on mortgage note
     payable ..........................................            (25,287)            (23,582)
                                                               -----------         -----------

Net increase in cash and cash equivalents .............            167,387              67,290

Cash and cash equivalents at beginning of
   period .............................................          1,114,934             794,630
                                                               -----------         -----------

Cash and cash equivalents at end of period ............        $ 1,282,321         $   861,920
                                                               ===========         ===========





The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

           Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities

                                                                     Three Months Ended
                                                                         March 31,
                                                               ----------------------------
                                                                  1999              1998
                                                               ---------         ----------

Net income (loss) .....................................        $   8,808         $ (50,681)
                                                               ---------         ---------

Adjustments to reconcile net income (loss) to net
     cash  provided by operating activities:
   Depreciation .......................................          144,657           137,566
   Amortization of discounts on mortgage
     note payable .....................................           10,565             9,710
   Changes in assets and liabilities:
     Cash segregated for security deposits ............               --              (577)
     Accounts receivable ..............................            1,918              (118)
     Escrow deposits ..................................          (40,739)           13,767
     Prepaid expenses and other assets ................               --               953
     Accounts payable and accrued expenses ............           (8,377)            4,320
     Accrued property taxes ...........................           42,000           (25,628)
     Payable to affiliates - General Partner ..........           41,009            55,715
     Deferred revenue .................................           (1,311)           39,569
     Security deposits and deferred rental
       revenue ........................................            2,684           (20,431)
                                                               ---------         ---------
       Total adjustments ..............................          192,406           214,846
                                                               ---------         ---------

Net cash provided by operating activities .............        $ 201,214         $ 164,165
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

                                 March 31, 1999

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

NOTE 2.
-------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate Fund XXII, L.P., c/o McNeil Real Estate Management, Inc., Investor Services, 13760 Noel Road, Suite 600, LB70, Dallas, Texas 75240.

NOTE 3.
-------

The Partnership pays property management fees equal to 5% of the gross rental receipts for its residential property to McNeil Real Estate Management, Inc. ("McREMI"), an affiliate of McNeil, for providing property management and leasing services.

The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs.

The Partnership is incurring an asset management fee which is payable to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. Total accrued but unpaid asset management fees of $1,495,579 were outstanding at March 31, 1999. The fee percentage decreases to
 .75% in 2000, .50% in 2001 and .25% thereafter.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                        Three Months Ended
                                                             March 31,
                                                     ------------------------
                                                         1999          1998
                                                     ---------     ----------

Property management fees.......................      $  31,402     $   30,071
Charged to general and administrative -
   affiliates:
   Partnership administration..................         16,487         15,842
   Asset management fee........................         43,774         39,603
                                                     ---------     ----------
                                                     $  91,663     $   85,516
                                                     =========     ==========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

Harbour Club III Apartments was able to provide enough cash flow from operations to meet ordinary operating expenses as well as the debt service for its related mortgage note for the first three months of 1999. The property is in need of major capital improvements in order to compete in its local market, and the Partnership has begun a program to complete such capital improvements to be funded from existing cash reserves. However, there can be no assurances that such reserves will be sufficient to complete all needed improvements.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total Partnership revenues increased by $22,461 or 4% for the three months ended March 31, 1999 as compared to the same period of 1998. Rental revenue was $626,354 for the three months ended March 31, 1999 and remained comparable to $601,864 for the same period in 1998. Interest income for the first three months of 1999 decreased by $2,029 as compared to the prior period.

Expenses:

Total expenses decreased by $37,028 or 6% for the three months ended March 31, 1999 as compared to the same period in 1998. Decreases in personnel, utilities, and general and administrative expenses were partially offset by increases in repairs and maintenance and other operating expenses.

Personnel expenses decreased $12,770 or 15% for the three months ended March 31, 1999 as compared to the same period for 1998. The decrease can be mainly attributed to salaries of more than $9,600 paid in 1998 from 1997 year-end payroll. There were no such timing discrepancies in 1999 for 1998 end of year payroll.

Utilities expense decreased $9,287 or 23% the three months ended March 31, 1999 as compared to the same period for 1998. This decrease is exclusively attributable to lower electric expense. Electric expenses were under accrued at the end of 1997 and subsequently paid in 1998.

Repairs and maintenance expenses increased by $8,983 or 16% for the three months ended March 31, 1999 as compared to the same period of 1998. The increase was primarily due to increased snow removal expenses of more than $11,000 incurred during the first quarter of 1999. These costs were offset with decreases in courtesy patrol and equipment rentals.

Other property operating expenses increased $5,887 or 32% for the three months ended March 31, 1999 as compared to the same period of 1998. This increase was mainly attributable to decreased bad debt collections. Bad debt collections totaled more than $8,700 during the first three months of 1998.

General and administrative expensed decreased by $41,718 for the three months ended March 31, 1999 as compared to the same period of last year. The decrease was primarily due to increased costs during 1998 incurred to explore alternatives to maximize the value of the Partnership not incurred during the first three months of 1999. (see Liquidity and Capital Resources).

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership was provided $201,214 of cash by operating activities during the first three months of 1999 as compared to $164,165 for the same period in 1998. This increase is due to a reduction in cash paid to suppliers but was offset somewhat by an increase in cash paid to affiliates.

Cash used for additions to real estate was $8,540 during the first three months of 1999 as compared to $73,293 during the same period of 1998. A greater amount was spent in 1998 at Harbour Club III for landscape and signage improvements, as well as electrical upgrades. In addition, hallway renovations were capitalized during the first three months of 1998.

Cash used for principal payments on the mortgage note payable was $25,287 during the first three months of 1999 as compared to $23,582 for the same period of 1998.

Short-term liquidity:

At March 31, 1999, the Partnership held $1,282,321 of cash and cash equivalents. The General Partner considers this level of cash reserves to be adequate to meet the Partnership's operating needs. The General Partner believes that anticipated operating results for 1999 will be sufficient to fund the Partnership's budgeted capital improvements for 1999 and to repay the current portion of the Partnership's mortgage note.

Long-term liquidity:

As previously announced, the Partnership has retained PaineWebber, Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership, including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. During the last full week of March, the Partnership entered into a 45 day exclusivity agreement with a well-financed bidder with whom it had commenced discussions with respect to a sale transaction. The Partnership and such party have made significant progress in negotiating the terms of a proposed transaction and are continuing to have intensive discussions with respect to a transaction. In light on these continuing negotiations, the exclusivity agreement has been extended for an additional 21 days until June 4, 1999. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance regarding whether any such agreement will be reached nor the terms thereof.

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

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after March 31, 1999. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate the sale or refinancing of its property, and respond to changing economic and competitive factors.

YEAR 2000 DISCLOSURE
--------------------

The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major systems failure or miscalculations.

Management has assessed its information technology ("IT") infrastructure to identify any systems that could be affected by the year 2000 problem. The IT used by the Partnership for financial reporting and significant accounting functions was made year 2000 compliant during recent systems conversions. The software utilized for these functions is licensed by third party vendors who have warranted that their systems are year 2000 compliant.

Management is in the process of evaluating the mechanical and embedded technological systems at the various properties. Management has inventoried all such systems and queried suppliers, vendors and manufacturers to determine year 2000 compliance. Based on this review, management believes these systems are substantially compliant. In circumstances of non-compliance management will work with the vendor to remedy the problem or seek alternative suppliers who will be in compliance. Management believes that the remediation of any outstanding year 2000 conversion issues will not have a material or adverse effect on the Partnership's operations. However, no estimates can be made as to the potential adverse impact resulting from the failure of third party service providers and vendors to be year 2000 compliant.

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

Contingency plans
-----------------

Management is developing contingency plans to address potential year 2000 non-compliance of IT and embedded technology systems. Management believes that failure of any IT system could have an adverse impact on operations. However, management believes that alternative systems are available that could be utilized to minimize such impact. Management believes that any failure in the embedded technology systems could have an adverse impact on that property's performance. Management will assess these risks and develop plans to mitigate possible failures by July 1999.

                           PART II. OTHER INFORMATION

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

         11. Statement regarding computation of Net Income (Loss) per Thousand Limited Partnership Units: Net income (loss) per thousand limited partnership units is computed by dividing net income (loss) allocated to the limited partners by the weighted average number of limited partnership units outstanding expressed in thousands. Per unit information has been computed based on 19,493 weighted average Current Income Units (in thousands) outstanding in 1999 and 1998, respectively, and 13,201 and 13,243 weighted average Growth/Shelter Units (in thousands) outstanding in 1999 and 1998, respectively.

         27.                        Financial     Data  Schedule for the quarter
                                    ended March 31, 1999.


(b)      Reports on Form  8-K.  There   were no reports on Form 8-K filed during
         the quarter ended  March 31, 1999.

                       MCNEIL REAL ESTATE FUND XXII, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                           McNEIL REAL ESTATE FUND XXII, L.P.

                           By:  McNeil Partners, L.P., General Partner

                                By: McNeil Investors, Inc., General Partner





May 17, 1999                    By: /s/  Ron K. Taylor
------------                       ---------------------------------------------
Date                                Ron K. Taylor
                                    President and Director of McNeil
                                     Investors, Inc.
                                    (Principal Financial Officer)




May 17, 1999                    By: /s/  Carol A. Fahs
------------                       ---------------------------------------------
Date                                Carol A. Fahs
                                    Vice President of McNeil Investors, Inc.
                                    (Principal Accounting Officer)