Form 10-Q
period 1999-09-30
MCNEIL REAL ESTATE FUND XXII L P
filed 1999-11-15
CIK 758745

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the quarterly period ended     September 30, 1999
                                     -------------------------------------------


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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
------- ---------------------

                       MCNEIL REAL ESTATE FUND XXII, L.P.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                       September 30,         December 31,
                                                                           1999                 1998
                                                                       -------------         ------------
ASSETS
------

Real estate investments:
   Land .......................................................        $    380,414         $    380,414
   Buildings and improvements .................................          10,978,834           10,902,583
                                                                       ------------         ------------
                                                                         11,359,248           11,282,997
   Less:  Accumulated depreciation ............................          (6,586,391)          (6,151,093)
                                                                       ------------         ------------
                                                                          4,772,857            5,131,904

Cash and cash equivalents .....................................           1,557,270            1,114,934
Cash segregated for security deposits .........................              69,380               68,788
Accounts receivable ...........................................               4,281                4,867
Escrow deposits ...............................................              75,547              118,261
Prepaid expenses and other assets .............................              13,994                9,700
                                                                       ------------         ------------
                                                                       $  6,493,329         $  6,448,454
                                                                       ============         ============

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage note payable, net ....................................        $  5,826,175         $  5,871,684
Accounts payable and accrued expenses .........................              99,704              119,347
Accrued property taxes ........................................              32,868               71,800
Payable to affiliates - General Partner .......................           2,310,108            2,140,623
Deferred revenue ..............................................              36,580               40,514
Security deposits and deferred rental revenue .................              69,351               66,792
                                                                       ------------         ------------
                                                                          8,374,786            8,310,760
                                                                       ------------         ------------

Partners' deficit:
   Limited  partners - 55,000,000  Units  authorized;
     32,694,117 and 32,736,117 Units issued and out-
     standing  at September 30, 1999 and December 31, 1998,
     respectively (19,493,088 Current Income Units out-
     standing at September 30, 1999 and December 31, 1998;
     13,201,029 and 13,243,029  Growth/Shelter Units
     outstanding at September 30, 1999 and
     December 31, 1998, respectively) .........................          (1,627,666)          (1,608,707)
   General Partner ............................................            (253,791)            (253,599)
                                                                       ------------         ------------
                                                                         (1,881,457)          (1,862,306)
                                                                       ------------         ------------
                                                                       $  6,493,329         $  6,448,454
                                                                       ============         ============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXII, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              Three Months Ended                       Nine Months Ended
                                                  September 30,                          September 30,
                                         ------------------------------         -------------------------------
                                             1999               1998               1999                 1998
                                         -----------        -----------         -----------         -----------
Revenue:
   Rental revenue ...............        $   680,486        $   652,397         $ 1,969,333         $ 1,871,961
   Interest .....................             15,543             11,070              39,159              33,345
                                         -----------        -----------         -----------         -----------
     Total revenue ..............            696,029            663,467           2,008,492           1,905,306
                                         -----------        -----------         -----------         -----------

Expenses:
   Interest .....................            132,415            133,335             398,603             401,273
   Depreciation .................            145,984            142,501             435,298             420,000
   Property taxes ...............             42,000             42,501             126,000             127,503
   Personnel costs ..............             69,393             77,226             210,470             231,346
   Utilities ....................             19,621             21,097              78,424              87,908
   Repair and maintenance .......             97,006             92,278             242,555             229,521
   Property management
     fees - affiliates ..........             33,308             31,773              97,811              92,559
   Other property operating
     expenses ...................             23,167             22,360              70,707              63,565
   General and administrative ...             33,170             39,612             179,571             162,023
   General and administrative -
     affiliates .................             64,203             63,762             188,204             182,206
                                         -----------        -----------         -----------         -----------
     Total expenses .............            660,267            666,445           2,027,643           1,997,904
                                         -----------        -----------         -----------         -----------

Net income (loss) ...............        $    35,762        $    (2,978)        $   (19,151)        $   (92,598)
                                         ===========        ===========         ===========         ===========

Net income (loss) allocable to
   limited partners - Current
   Income Unit ..................        $     3,219        $      (268)        $    (1,723)        $    (8,334)
Net income (loss) allocable to
   limited partners - Growth
   Shelter Unit .................             32,186             (2,680)            (17,236)            (83,338)
Net income (loss) allocable to
   General Partner ..............                357                (30)               (192)               (926)
                                         -----------        -----------         -----------         -----------
Net income (loss) ...............        $    35,762        $    (2,978)        $   (19,151)        $   (92,598)
                                         ===========        ===========         ===========         ===========

Net income (loss) per thousand
 limited partnership units:
Current Income Units ............        $       .17        $      (.01)        $      (.09)        $      (.43)
                                         ===========        ===========         ===========         ===========

Growth/Shelter Units ............        $      2.44        $      (.20)        $     (1.31)        $     (6.29)
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

                       McNEIL REAL ESTATE FUND XXII, L.P.

                         STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)

              For the Nine Months Ended September 30, 1999 and 1998



                                                                                         Total
                                                    General          Limited            Partners'
                                                    Partner          Partners           Deficit
                                                  -----------       ------------     --------------
Balance at December 31, 1997 .............        $ (252,705)       $(1,520,196)     $  (1,772,901)

Net loss
   General Partner .......................              (926)                --               (926)
   Current Income Units ..................                --             (8,334)            (8,334)
   Growth/Shelter Units ..................                --            (83,338)           (83,338)
                                                  ----------        -----------      -------------
Total net loss ...........................              (926)           (91,672)           (92,598)
                                                  ----------        -----------      -------------

Balance at September 30, 1998 ............        $ (253,631)       $(1,611,868)     $  (1,865,499)
                                                  ==========        ===========      =============



Balance at December 31, 1998 .............        $ (253,599)       $(1,608,707)     $  (1,862,306)

Net loss
   General Partner .......................              (192)                --               (192)
   Current Income Units ..................                --             (1,723)            (1,723)
   Growth/Shelter Units ..................                --            (17,236)           (17,236)
                                                  ----------        -----------      -------------
Total net loss ...........................              (192)           (18,959)           (19,151)
                                                  ----------        -----------      -------------

Balance at September 30, 1999 ............        $ (253,791)       $(1,627,666)     $  (1,881,457)
                                                  ==========        ===========      =============



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

                       McNEIL REAL ESTATE FUND XXII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                                 Nine Months Ended
                                                                    September 30,
                                                           --------------------------------
                                                               1999                1998
                                                           ------------        ------------
Cash flows from operating activities:
   Cash received from tenants .....................        $ 1,965,255         $ 1,934,431
   Cash paid to suppliers .........................           (802,517)           (780,859)
   Cash paid to affiliates ........................           (116,530)           (119,800)
   Interest received ..............................             39,159              33,345
   Interest paid ..................................           (367,357)           (372,562)
   Property taxes paid and escrowed ...............           (122,218)           (163,086)
                                                           -----------         -----------
Net cash provided by operating activities .........            595,792             531,469
                                                           -----------         -----------

Cash used in investing activities:
   Additions to real estate investments ...........            (76,251)           (244,351)
                                                           -----------         -----------

Cash used in financing activities:
   Principal payments on mortgage note
     payable ......................................            (77,205)            (72,001)
                                                           -----------         -----------

Net increase in cash and cash equivalents .........            442,336             215,117

Cash and cash equivalents at beginning of
   period .........................................          1,114,934             794,630
                                                           -----------         -----------

Cash and cash equivalents at end of period ........        $ 1,557,270         $ 1,009,747
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

                       McNEIL REAL ESTATE FUND XXII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities

                                                                  Nine Months Ended
                                                                     September 30,
                                                             ----------------------------
                                                                1999              1998
                                                             ----------        ----------
Net loss ............................................        $ (19,151)        $ (92,598)
                                                             ---------         ---------

Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation .....................................          435,298           420,000
   Amortization of discounts on mortgage
     note payable ...................................           31,696            29,131
   Changes in assets and liabilities:
     Cash segregated for security deposits ..........             (592)           (1,040)
     Accounts receivable ............................              586             8,734
     Escrow deposits ................................           42,714           (94,957)
     Prepaid expenses and other assets ..............           (4,294)              953
     Accounts payable and accrued expenses ..........          (19,643)            2,168
     Accrued property taxes .........................          (38,932)           59,374
     Payable to affiliates - General Partner ........          169,485           154,965
     Deferred revenue ...............................           (3,934)               --
     Security deposits and deferred rental
       revenue ......................................            2,559            44,739
                                                             ---------         ---------
       Total adjustments ............................          614,943           624,067
                                                             ---------         ---------

Net cash provided by operating activities ...........        $ 595,792         $ 531,469
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

                               September 30, 1999

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

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

The Partnership is incurring an asset management fee which is payable to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. Total accrued but unpaid asset management fees of $1,591,404 were outstanding at September 30, 1999. The fee percentage decreases to .75% in 2000, .50% in 2001 and .25% thereafter.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                        Nine Months Ended
                                                           September 30,
                                                    ---------------------------
                                                      1999              1998
                                                    ---------        ----------

Property management fees.......................     $  97,811        $   92,559
Charged to general and administrative -
   affiliates:
   Partnership administration..................        48,605            50,568
   Asset management fee........................       139,599           131,638
                                                    ---------        ----------
                                                    $ 286,015        $  274,765
                                                    =========        ==========

NOTE 5.
-------

On June 24, 1999, the Partnership and 18 affiliated partnerships, collectively, (the "Partnerships"), the General Partner, McNeil Investors, Inc., McNeil Real Estate Management, Inc. ("McREMI"), McNeil Summerhill, Inc. and Robert A. McNeil entered into a definitive acquisition agreement (the "Master Agreement") with WXI/McN Realty L.L.C. ("Newco"), an affiliate of Whitehall Street Real Estate Limited Partnership XI, a real estate investment fund managed by Goldman, Sachs & Co., whereby Newco and its subsidiaries will acquire the Partnerships. The Master Agreement provides that the Partnerships will be merged with subsidiaries of Newco. The Master Agreement also provides for the acquisition by Newco and its subsidiaries of the assets of McREMI. The aggregate consideration in the transaction, including the assumption or prepayment of all outstanding mortgage debt of the Partnerships, is approximately $644,440,000.

Pursuant to the terms of the Master Agreement, the limited partners in the Partnership will receive cash on the closing date of the transaction (the "Closing Date") in exchange for their limited partnership interests. In addition, the Partnership will declare a special distribution to its limited partners on the Closing Date equal to its then positive net working capital balance, if any. The estimated aggregate consideration and net working capital distribution to be received per unit of limited partnership interest in the Partnership were estimated as $0.25 (Current Income Units only).

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

Harbour Club III Apartments was able to provide enough cash flow from operations to meet ordinary operating expenses as well as the debt service for its related mortgage note for the first nine months of 1999. The property is in need of major capital improvements in order to compete in its local market, and the Partnership has begun a program to complete such capital improvements to be funded from existing cash reserves. However, there can be no assurances that such reserves will be sufficient to complete all needed improvements.

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

Each of the Partnerships' participation in the transaction is subject to, among other conditions, the approval by a majority of the limited partners of the respective Partnerships. The approval of the limited partners of the Partnerships will be sought at meetings to be held in the coming months after the filing of proxy statements with the Securities and Exchange Commission with respect to the publicly traded Partnerships, and the subsequent mailing of proxy statements to the limited partners. Preliminary proxy statements were filed with the SEC on August 3, 1999 and amended proxy statements were filed September 30, 1999, October 21, 1999 and November 10, 1999.

The aggregate consideration in the transaction has been allocated preliminarily among the general partnership interests and the limited partnership interests in each of the Partnerships and McREMI, based upon an allocation analysis prepared by Stanger & Co. and confirmed by Eastdil. Based upon this allocation analysis and the fairness opinions rendered by Stanger & Co. and Eastdil, the Special Committee, the Board of Directors of McNeil Investors, Inc., the respective general partners of Regency North Associates, Fairfax Associates and McNeil Summerhill have each unanimously approved the allocation of the aggregate consideration. The estimated aggregate consideration and working capital distribution to be received per unit of limited partnership interest of the Partnership were estimated as $0.25 (Current Income Units only).

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

RESULTS OF OPERATIONS
---------------------

Revenue:

Total Partnership revenues increased by $32,562 and $103,186 and for the three and nine months ended September 30, 1999 as compared to the same periods in 1998. Rental revenue was $680,486 and $1,969,333 for the three and nine months ended September 30, 1999 and remained comparable to $652,397 and $1,871,961 for the same periods in 1998. Interest income for the first nine months of 1999 increased by $5,814 as compared to the prior period.

Expenses:

Total expenses decreased by $6,178 and increased by $29,739 for the three and nine months ended September 30, 1999 as compared to the same periods in 1998. Increases in other property operating expenses and general and administrative expenses were partially offset by a decrease in utilities.

Utilities expense decreased $1,476 or 7% and $9,484 or 11% for the three and nine months ended September 30, 1999 as compared to the same period for 1998, due to a reduction in electricity costs at Harbour Club III Apartments. Electric expenses decreased $7,970 for the nine months ended September 30, 1999 as compared to the same period last year, primarily due to a decrease in electricity used in the vacant units to make them market ready.

Other property operating expenses increased $807 or 4% and $7,142 or 11% for the three and nine months ended September 30, 1999, respectively, as compared to the same period of 1998. This increase was mainly attributable to decreased bad debt collections. The collection of bad debt totaled $9,793 during the first nine months of 1999, as compared to $17,690 for the same period of 1998.

General and administrative expensed decreased by $6,442 and increased by $17,548 for the three and nine months ended September 30, 1999, respectively, as compared to the same period of last year. The increase was mainly due to increased costs incurred to explore alternatives to maximize the value of the Partnership (see Recent Developments) and due to a $59,464 reallocation of previously paid transaction costs among the Partnerships and McREMI in the second quarter of 1999 (see Note 5).

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership was provided $595,792 of cash by operating activities during the first nine months of 1999 as compared to $531,469 for the same period in 1998. This increase is primarily due to decreased monthly deposits into the tax and insurance escrow account held by the lender of Harbour Club III Apartments and increased cash received from tenants provided by increases in base rental rates at Harbour Club III Apartments.

Cash used for additions to real estate was $76,251 during the first nine months of 1999 as compared to $244,351 during the same period of 1998. A greater amount was spent in 1998 at Harbour Club III for landscaping, signage improvements, exterior carpentry, and paving, as well as electrical upgrades. In addition, hallway renovations were capitalized during the first nine months of 1998.

Cash used for principal payments on the mortgage note payable was $77,205 during the first nine months of 1999 as compared to $72,001 for the same period of 1998.

Short-term liquidity:

At September 30, 1999, the Partnership held $1,557,270 of cash and cash equivalents. The General Partner considers this level of cash reserves to be adequate to meet the Partnership's operating needs. The General Partner believes that anticipated operating results for 1999 will be sufficient to fund the Partnership's budgeted capital improvements for 1999 and to repay the current portion of the Partnership's mortgage note.

Long-term liquidity:

Operations of the Partnership's properties are expected to provide sufficient cash flow for operating expenses, debt service payments and capital improvements in the foreseeable future. The Partnership's working capital needs have been supported by deferring certain affiliate payables. The Partnership owed payables to affiliates for property management fees, Partnership general and administrative expenses, asset management fees and disposition fees totaling $2,310,108 at September 30, 1999. See "Recent Developments" above.

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

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after September 30, 1999. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate the sale or refinancing of its property, and respond to changing economic and competitive factors.

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

     On October 6, 1998, the court gave preliminary approval to the settlement. It granted final approval to the settlement on July 8, 1999 and entered a Final Order and Judgment dismissing the consolidated action with prejudice. As a condition of final approval, the court requested, and the parties agreed to, a slight modification of the release in the Stipulation of Settlement with respect to future claims. Plaintiffs' counsel intends to seek an order awarding attorneys' fees and reimbursing their out-of-pocket expenses in an amount which is as yet undetermined. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended. A Notice of Appeal was filed September 3, 1999 by High River Limited Partnership, Unicorn Associates Corporation and Longacre Corporation.

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

     On July 30, 1999, defendants filed an answer to the High River Complaint, denying each and every material allegation contained in the High River Complaint and asserting several affirmative defenses. Settlement negotiations are underway.

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

         27.                        Financial  Data  Schedule   for  the quarter
                                    ended September 30, 1999.

(b) Reports on Form 8-K. A Report on Form 8-K dated July 8, 1999 was filed on July 9, 1999 regarding the letter received from High River Limited Partnership.

                       MCNEIL REAL ESTATE FUND XXII, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                              McNEIL REAL ESTATE FUND XXII, L.P.

                              By:  McNeil Partners, L.P., General Partner

                                   By: McNeil Investors, Inc., General Partner





November 15, 1999                  By: /s/  Ron K. Taylor
-----------------                     ------------------------------------------
Date                                   Ron K. Taylor
                                       President and Director of McNeil
                                         Investors, Inc.
                                       (Principal Financial Officer)




November 15, 1999                  By: /s/  Carol A. Fahs
-----------------                     ------------------------------------------
Date                                   Carol A. Fahs
                                       Vice President of McNeil Investors, Inc.
                                       (Principal Accounting Officer)